Form 10-Q
period 1994-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1994-05-12
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED March 31, 1994

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 1-3553

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
     (Exact name of registrant as specified in its charter)

      Indiana                              35-0672570
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

                     20 N. W. Fourth Street
               Evansville, Indiana  47741-0001
            (Address of principal executive offices)

                         (812) 465-5300
      (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes [X]    No [  ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Common Stock, without par value - 15,705,427 Shares
Outstanding at March 31, 1994

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME
                                                      Three Months Ended
                                                           March 31,
                                                       1994        1993
(in thousands except per share data)
OPERATING REVENUES
  Electric                                           $68,642      $62,810
  Gas                                                 35,651       30,426
      Total operating revenues                       104,293       93,236

OPERATING EXPENSES
  Operation:
     Fuel for electric generation                     24,672       18,244
     Purchased electric energy                         1,284        3,966
     Cost of gas sold                                 24,822       20,651
     Other                                            10,582        8,914
        Total operation                               61,360       51,775
  Maintenance                                          5,208        5,892
  Depreciation and amortization                        9,430        9,341
  Federal and state income taxes                       7,272        6,212
  Property and other taxes                             3,791        3,847
        Total operating expenses                      87,061       77,067

OPERATING INCOME                                      17,232       16,169
  Other Income:
      Allowance for other funds used
        during construction                            1,149          255
      Interest                                           186          133
      Other, net                                         588          717
                                                     _______      _______
                                                       1,923        1,105

INCOME BEFORE INTEREST CHARGES                        19,155       17,274
  Interest Charges:
      Interest on long-term debt                       4,624        4,387
      Amortization of premium, discount,
        and expense on debt                              175           95
      Other interest                                     240          177
      Allowance for borrowed funds used
        during construction                             (556)        (118)
                                                     _______      _______
                                                       4,483        4,541

NET INCOME                                            14,672       12,733

   Preferred Stock Dividends                             276          276

NET INCOME APPLICABLE TO COMMON STOCK                $14,396      $12,457

AVERAGE COMMON SHARES OUTSTANDING                     15,705       15,705

EARNINGS PER SHARE OF COMMON STOCK                     $0.92        $0.79

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                      Three Months Ended
                                                            March 31,
                                                       1994         1993
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $14,672      $12,733
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   9,430        9,341
       Deferred income taxes and investment
         tax credits, net                                (43)        (219)
       Allowance for other funds used during
         construction                                 (1,149)        (255)
       Change in assets and liabilities:
         Receivables, net                             (2,518)      (5,696)
         Inventories                                   7,060       12,191
         Coal contract settlement                      1,814            -
         Accounts payable                             (7,652)     (13,232)
         Accrued taxes                                 6,443        7,893
         Refunds from gas suppliers                        -        1,573
         Refunds to customers                          2,067        1,326
         Accrued coal liability                        3,033            -
         Other                                         8,086        5,255
       Net cash provided by operating activities      41,243       30,910

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)            (17,009)      (9,946)
  Demand side management program expenditures         (1,290)      (1,075)
  Purchases of investments                              (501)      (1,771)
  Sales of investments                                 1,569        2,720
  Investments in partnerships                         (2,905)      (2,518)
  Change in nonutility property                         (760)          11
  Other                                                  301          258
       Net cash used in investing activities         (20,595)     (12,321)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                      (6,755)      (6,598)
  Change in environmental improvement funds
    held by Trustee                                    3,634            -
  Change in notes payable                             (4,445)      (5,119)
       Net cash used in financing activities          (7,566)     (11,717)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                13,082        6,872

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 14,505        3,328

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $27,587      $10,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                  March 31,  December 31,
                                                     1994        1993
                                                       (in thousands)
ASSETS
Utility Plant, at original cost:
     Electric                                     $882,095     $879,476
     Gas                                           107,586      107,100
                                                  ________     ________
                                                   989,681      986,576
     Less - Accumulated provision for
       depreciation                                432,891      423,730
                                                  ________     ________
                                                   556,790      562,846
     Construction work in progress                  87,098       72,615
         Net Utility Plant                         643,888      635,461

Other Investments and Property:
     Investments in leveraged leases                34,511       34,924
     Investments in partnerships                    24,323       25,023
     Environmental improvement funds held
       by Trustee                                   18,980       22,613
     Nonutility property and other                   8,758        7,997
                                                  ________     ________
                                                    86,572       90,557

Current Assets:
     Cash and cash equivalents                      15,805        5,756
     Restricted cash                                11,782        8,749
     Temporary investments, at cost which
       approximates market                           5,472        6,540
     Receivables, less allowance of $307 and $166,
       respectively                                 30,877       28,360
     Inventories                                    31,130       38,189
     Other current assets                            2,445        3,047
                                                  ________     ________
                                                    97,511       90,641

Deferred Charges:
     Coal contract settlement                       11,481       13,295
     Unamortized premium on reacquired debt          6,980        7,100
     Postretirement benefits other than pensions     5,237        4,125
     Demand side management program                  8,701        7,411
     Other deferred charges                         12,083       11,433
                                                  ________     ________
                                                    44,482       43,364

                                                  $872,453     $860,023

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                                  March 31,  December 31,
                                                    1994         1993
                                                       (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                      $102,691     $102,691
Retained Earnings                                  211,975      204,058
                                                  ________     ________
                                                   314,666      306,749
Less Treasury Stock, at cost                        24,540       24,540
    Common Shareholders' Equity                    290,126      282,209
Cumulative Nonredeemable Preferred Stock            11,090       11,090
Cumulative Redeemable Preferred Stock                7,500        7,500
Cumulative Special Preferred Stock                   1,015        1,015
Long-Term Debt, net of current maturities          261,700      261,100
Long-Term Partnership Obligations, net of
  current maturities                                 9,507       12,881
    Total capitalization, excluding bonds subject
      to tender (see Consolidated Statements
        of Capitalization)                         580,938      575,795
CURRENT LIABILITIES:
     Current Portion of Adjustable Rate Bonds
       Subject to Tender                            41,475       41,475
     Current Maturities of Long-Term Debt,
       Interim Financing, and
       Long-Term Partnership Obligations:
         Maturing long-term debt                       737          763
         Notes payable                               6,000       11,000
         Partnership obligations                     3,959        3,849
           Total current maturities of long-term
             debt, interim financing, and
             long-term partnership obligations      10,696       15,612
       Other Current Liabilities:
        Accounts payable                            26,100       33,753
        Dividends payable                              135          135
        Accrued taxes                               14,374        7,931
        Accrued interest                             7,419        4,517
        Refunds to customers                         5,465        3,398
        Accrued coal liability                      11,782        8,749
        Other accrued liabilities                   14,889       10,041
        Total other current liabilities             80,164       68,524
        Total current liabilities                  132,335      125,611
DEFERRED CREDITS AND OTHER:
   Accumulated deferred income taxes               118,331      117,267
   Accumulated deferred investment tax credits,
     being amortized over lives of property         26,083       26,549
   Regulatory income tax liability                   6,556        7,197
   Postretirement benefits other than pensions       5,237        4,125
   Other                                             2,973        3,479
                                                  ________     ________
                                                   159,180      158,617
                                                  $872,453     $860,023

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                   March 31, December 31,
                                                    1994         1993
                                                      (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
    50,000,000 shares, issued 16,815,604 shares   $102,691     $102,691
  Retained Earnings, $2,209,642 restricted as
    to payment of cash dividends on common stock   211,975      204,058
                                                  ________     ________
                                                   314,666      306,749
  Less Treasury Stock, at cost, 1,110,177 shares    24,540       24,540
                                                  ________     ________
                                                   290,126      282,209
PREFERRED STOCK:
  Cumulative, $100 par value, authorized 800,000
    shares issuable, in series
      Nonredeemable
        4.8% Series, outstanding 85,895 shares
         callable at $110 per share                  8,590        8,590
        4.75% Series, outstanding 25,000 shares
         callable at $101 per share                  2,500        2,500
                                                  ________     ________
                                                    11,090       11,090
      Redeemable
        6.50% Series, outstanding 75,000 redeem-
        able at $100 per share December 1, 2002      7,500        7,500
SPECIAL PREFERRED STOCK
  Cumulative, no par value, authorized 5,000,000
    shares, issuable in series: 8-1/2% series,
    outstanding 10,150 shares
    redeemable at $100 per share                     1,015        1,015
LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                             254,740      254,740
  Notes payable                                      7,843        7,263
  Unamortized debt premium and discount, net          (883)        (903)
                                                  ________     ________
                                                   261,700      261,100
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                          9,507       12,881

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE
    2015, Series A, presently 5.75%                  9,975        9,975
    2015, Series B, presently 2.7%                  31,500       31,500
                                                  ________     ________
                                                    41,475       41,475
      Total capitalization, including bonds
        subject to tender                         $622,413     $617,270

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS



                                                    Three Months Ended
                                                         March 31,
                                                     1994        1993
                                                      (in thousands)
Balance Beginning of Period                       $204,058     $190,796

Net Income                                          14,672       12,733
                                                  ________     ________
                                                   218,730      203,529
Preferred stock dividends                              276          276
Common stock dividends ($0.4125 per share in 1994 and
  $0.4025 per share in 1993)                         6,479        6,322
                                                  ________     ________
                                                     6,755        6,598
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)   $211,975     $196,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders.
The 1994 consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company and its wholly-owned subsidiary, Southern Indiana Properties, Inc., and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations for the three months ended March 31, 1994. Because of seasonal and other factors, the earnings for the three months ending March 31, 1994 should not be taken as an indication for all or any part of the balance of 1994.

2.   Utility Plant

Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rates (before income taxes) used by the Company for the three months ending March 31, 1994 and 1993 were 9.6% and 10.5%, respectively.

3.   Cash Flow Information

For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company, for the three months ended March 31, 1994 and 1993 paid interest (net of amounts capitalized) of $1,406,000 and $4,188,000, respectively, and income taxes $2,693,000 and $462,000, respectively. Additionally the Company is involved in several partnerships which are partially financed by partnership obligations amounting to $13,466,000 and $16,730,000 at March 31, 1994 and December
31, 1993, respectively.

           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING REVENUES

  Electric revenue was $5.8 million greater during the first quarter compared to the same period in 1993, primarily due to increased electric sales. Winter temperatures, when measured in heating degree days, were approximately 4% cooler than the prior year and contributed to a 3% overall increase in system sales. Sales to residential and commercial customers rose 4% and 2%, respectively, and municipal customer sales were up 6%. Despite a decline in sales to Alcoa Generating Corporation related to the decreased production at its Warrick Operations plant in July 1993, nonsystem sales increased 52%, contributing $2.1 million of the revenue increase during the quarter. The increased sales were primarily due to the requirements of one nonassociated utility.

  Recovery of higher average fuel and purchased power costs during the current quarter, compared to the first quarter of 1993, led to a $1.6 million increase in related electric revenues. Changes in the cost of fuel for electric generation and purchased power are passed on to customers through commission approved fuel cost adjustments.

  The impact of lower average energy rates charged on sales to nonassociated utilities was partially offset by higher demand related revenues, resulting in slightly lower revenues to these customers.

  The changes in electric revenue are shown below:

                                        Revenue Increased (Decrease) From
                                       Corresponding Period in 1993
                                                  Three Months
                                                  Ended 3-31-94
                                                  (in thousands)
   Change in sales volume                           $  4,700
   Fuel and purchased power recovery                   1,600
   Rate adjustments in sales to various
    nonassociated utilities                             (700)
   Other                                                 232
                                                    ________
                                                    $  5,832
   Increase in systems sales (MWh)                    35,511
   Increase in nonsystem sales (MWh)                 154,589

   Gas revenue was $5.2 million higher during the quarter ended March 31, 1994, chiefly due to the recovery of higher average unit costs of gas sold, which were up 16%. The higher unit costs reflected increased spot market prices resulting from higher nationwide demand reflecting the general tightening of the balance between available supply and demand after several years of excess supply. Changes in the cost of gas sold are passed on to customers through commission approved gas cost adjustments.

   The cooler weather contributed to greater sales to residential and commercial customers, up 4% and 6%, respectively. Industrial sales declined due to several large customers electing to purchase their gas supplies from sources other than the Company. Total throughput increased
1%.

   The first step of the Company's two-step retail base gas rate adjustment was effective August 1, 1993, and is approximately 4% overall on an annual basis. A second equal adjustment will become effective August 1, 1994.

   The changes in gas revenues are shown below:

                                       Revenue Increased (Decrease) From
                                         Corresponding Period in 1993
                                                Three Months
                                                Ended 3-31-94
                                                (in thousands)
   Cost of gas recovery                             $3,600
   Change in sales volume                              800
   Change in rates and sales mix                       800
   Other                                                25
                                                    ______
                                                    $5,225
   Increase in total throughput (MDth)                 140

OPERATING EXPENSES

   Fuel for electric generation increased $6.4 million
(35%) during the current quarter due to a 32% increase in
generation resulting primarily from greater nonsystem sales
activity.  During the first three months of 1993, the
Company purchased substantially greater amounts of electric
energy from other utilities because two of the Company's
generating units were undergoing scheduled maintenance
outages and because market prices were favorable.  The cost
of purchased power declined 68% during the first quarter of
1994.   Cost of gas sold was $4.2 million (20%) greater
during the first quarter due to the higher average cost of gas delivered and to increased unit deliveries.

   Other operation expenses, up 19%, reflected additional production plant operating expenses related to the increased generation, greater employee-related benefit costs, and increases in various other operating expenses.

   Maintenance expenditures declined 12% primarily due to the deferral of a routine maintenance inspection of one of the Company's generating units until the second quarter.

OTHER INCOME AND INTEREST CHARGES

   Other income was greater during the reporting period due to increased allowance for equity funds used during construction, primarily from the construction of the Company's new sulfur dioxide "scrubber". (See "Clean Air Act" in Item 7. of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion.) Interest charges during the quarter were relatively unchanged. The impact of the additional $50 million of long-term debt issued during the second quarter of 1993 was offset by increased allowance for borrowed funds used during construction. (See "Liquidity And Capital Resources" in
Item 7. of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion.)

NEW ACCOUNTING STANDARD

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" which requires the Company to accrue the estimated cost of benefits provided to former or inactive employees after employment but before retirement age. Postemployment benefits per the new statement include, but are not limited to, salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits (including worker's compensation), and continuation of benefits such as health care and life insurance coverage.

   The impact of the new statement did not have a material impact on financial position or results of operations.

EARNINGS

   Earnings per share of common stock for the first quarter rose 13 cents (16%) compared to the same period in 1993.
The increase was due chiefly to the higher weather-related system sales, the increase in nonsystem sales, and the greater allowance for funds used during construction.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements. Expenditures for the Company's demand side management programs (see following discussion) will continue to increase and will become a significant use of capital. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter ended March 31, 1994 totaled $18.3 million. Approximately 90% of these expenditures were funded with internally generated cash.
The Company anticipates continued financial stability and achievement of its financial objectives during the remainder of 1994 and is presently faced with no liquidity problems.

   The Company estimates that construction expenditures for the five year period 1994-1998 will total approximately $270 million. Included in this amount is about $44 million to comply by 1995 with the Clean Air Act Amendments of 1990. Also included as part of the 1994-1998 construction program is approximately $51 million of expenditures to develop and implement demand side management programs. (See "Clean Air Act" and "Demand Side Management" in Item 7. of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion of these issues.) Although the Company expects the majority of the construction requirements and an estimated $48 million in debt security redemptions and other long-term obligations to be provided by internally generated funds, external financing requirements of $50-70 million are anticipated for such purposes.

                  PART TWO - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders

    (a) The annual meeting of shareholders was held at 3:00 P.M. (CST) on March 22, 1994, with the following actions taken:

    (b) The following three individuals were re-elected as directors of the Company for three year terms:
         Ronald G. Reherman, Donald E. Smith, and
         James S. Vinson.

         The adoption of the Southern Indiana Gas and Electric Company 1994 Stock Option Plan was approved.

         The appointment of Arthur Andersen & Co. as independent auditors of the Company for 1994 was ratified.

    (c) The following table shows the voting results as to each matter considered by the shareholders:

                    ITEM 1:  VOTE FOR ELECTION OF DIRECTORS
                         Total Votes Cast:  13,225,380
         NOMINEE                  VOTES FOR   VOTES WITHHELD
         _______                  _________   ______________
         Ronald G. Reherman       13,076,310  149,070
         Donald E. Smith          13,091,767  133,613
         James S. Vinson          13,018,547  206,833


                 ITEM 2:  APPROVE ADOPTION OF STOCK OPTION PLAN
                         Total Votes Cast:  13,221,048

         FOR                      AGAINST     ABSTAIN
         ___                      _______     _______
         12,091,971               730,970     398,107

                ITEM 3:  RATIFICATION OF APPOINTMENT OF AUDITORS
                         Total Votes Cast:  13,221,048

         FOR                      AGAINST     ABSTAIN
         ___                      _______     _______
         12,995,059               44,746      181,243

Item 5.  Other Information

     NONE

Item 6.  Exhibits and Reports on Form 8-K

     NONE

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                            SIGNATURE

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                (Registrant)


                                S. M. Kerney
                                S. M. Kerney
                                Controller


Date:     May 12, 1994

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


                              INDEX


                                                               Page No.

Part I - Financial Information:
   Consolidated Statements of Income for the Three Months
     ended March 31, 1994 and 1993                              2

   Consolidated Statements of Cash Flows for the
     Three Months ended March 31, 1994 and 1993                 3

   Consolidated Balance Sheets at March 31, 1994 and
     December 31, 1993                                         4-5

   Consolidated Statements of Capitalization at March 31,
     1994 and December 31, 1993                                 6

   Consolidated Statements of Retained Earnings for the
     Three Months ended March 31, 1994 and 1993                 7

   Notes to Consolidated Financial Statements                   8

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                9-11


Part II - Other Information                                    12


Signature                                                      13