Form 10-Q
period 1994-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1994-08-15
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED June 30, 1994

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

Common Stock, without par value - 15,754,826 Shares
Outstanding at June 30, 1994

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME

                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                     1994      1993      1994      1993
(in thousands except per share data)
OPERATING REVENUES
   Electric                        $60,484   $61,087   $129,126  $123,897
   Gas                              13,774    15,036     49,855    45,808
     Total operating revenues       74,258    76,123    178,981   169,705

OPERATING EXPENSES
   Operation:
     Fuel for electric generation   19,652    19,671     44,324    37,914
     Purchased electric energy       2,100     2,650      3,385     6,616
     Cost of gas sold                6,366     8,128     31,549    29,077
     Other                          11,698     9,806     22,322    18,761
          Total operation           39,816    40,255    101,580    92,368
   Maintenance                       8,832     6,787     14,070    12,708
   Depreciation and amortization     9,435     9,346     18,871    18,692
   Federal and state income taxes    3,028     3,832     10,300    10,045
   Property and other taxes          2,831     3,237      6,626     7,087
     Total operating expenses       63,942    63,457    151,447   140,900

OPERATING INCOME                    10,316    12,666     27,534    28,805
   Other Income:
     Allowance for other funds
     used during construction        1,246       654      2,394       909
     Interest                          145       556        332       688
     Other, net                        758       395      1,346     1,117
                                   _______   _______   ________  ________
                                     2,149     1,605      4,072     2,714

INCOME BEFORE INTEREST CHARGES      12,465    14,271     31,606    31,519
   Interest Charges:
     Interest on long-term debt      4,666     5,007      9,289     9,394
     Amortization of premium,
     discount and expense on debt      185       259        360       354
     Other interest                    222       103        461       280
     Allowance for borrowed funds
     used during construction         (615)     (292)    (1,171)     (411)
                                   _______   _______   ________  ________
                                     4,458     5,077      8,939     9,617

NET INCOME                           8,007     9,194     22,667    21,902
   Preferred Stock Dividends           276       276        552       552
NET INCOME APPLICABLE
 TO COMMON STOCK                   $ 7,731   $ 8,918   $ 22,115  $ 21,350

AVERAGE COMMON SHARES OUTSTANDING   15,755    15,755     15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK   $0.49     $0.57      $1.40     $1.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                          June 30,
                                                        1994       1993
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $ 22,667   $ 21,902
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                   18,871     18,692
        Deferred income taxes and investment tax
         credits, net                                    1,487        887
        Allowance for other funds used
         during construction                            (2,394)      (909)
        Change in assets and liabilities:
          Receivables, net                               3,586      2,704
          Inventories                                    2,862     13,223
          Coal contract settlement                       2,833          -
          Accounts payable                              (6,426)   (13,771)
          Accrued taxes                                   (631)     2,278
          Refunds from gas suppliers                         -      1,585
          Refunds to customers                           2,657        179
          Accrued coal liability                         6,421      3,053
          Other assets and liabilities                   3,646        461
        Net cash provided by operating activities       55,579     50,284
CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction expenditures (net of allowance for
      other funds used during construction)            (42,230)   (23,296)
   Demand side management program expenditures          (2,648)    (2,380)
   Purchases of investments                             (4,507)    (4,044)
   Sales of investments                                  3,103      4,538
   Investments in partnerships                          (3,470)    (2,571)
   Change in nonutility property                          (770)      (559)
   Other                                                   515        378
        Net cash used in investing activities          (50,007)   (27,934)
CASH FLOWS FROM FINANCING ACTIVITIES:
   First mortgage bonds                                      -    155,000
   Dividends paid                                      (13,500)   (13,195)
   Reduction in preferred stock and long-term debt           -   (104,500)
   Change in environmental improvement funds
    held by Trustee                                      9,279    (35,175)
   Change in notes payable                               6,478     (5,188)
   Other                                                     -     (5,616)
       Net cash provided by (used in)
        financing activities                             2,257     (8,674)
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                   7,829     13,676
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                   14,732      3,556
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $ 22,561   $ 17,232

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       SOUTHERN INDIANA GAS AND ELECTRIC
                          CONSOLIDATED BALANCE SHEETS

                                                   June 30,   December 31,
                                                     1994       1993
(in thousands)
ASSETS
Utility Plant, at original cost:
      Electric                                     $885,429   $879,476
      Gas                                           109,260    107,864
                                                   ________   ________
                                                    994,689    987,340
      Less - Accumulated provision for
       depreciation                                 441,673    424,086
                                                   ________   ________
                                                    553,016    563,254
      Construction work in progress                 108,092     72,615
              Net Utility Plant                     661,108    635,869

Other Investments and Property:
      Investments in leveraged leases                34,578     34,924
      Investments in partnerships                    24,037     25,023
      Environmental improvement funds held
       by Trustee                                    13,334     22,613
      Nonutility property and other                   8,767      7,997
                                                   ________   ________
                                                     80,716     90,557

Current Assets:
      Cash and cash equivalents                       7,391      5,983
      Restricted cash                                15,170      8,749
      Temporary investments, at cost which
       approximates market                            7,944      6,540
      Receivables,less allowance of $325 and
       $136, respectively                            24,955     28,541
      Inventories                                    35,328     38,190
      Other current assets                            1,551      3,048
                                                   ________   ________
                                                     92,339     91,051

Deferred Charges:
      Coal contract settlement                       10,462     13,295
      Unamortized premium on reacquired debt          6,861      7,100
      Postretirement benefits obligation
       other than pensions                            6,349      4,125
      Demand side management program                 10,059      7,411
      Other deferred charges                         12,403     11,433
                                                   ________   ________
                                                     46,134     43,363

                                                   $880,297   $860,841

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                                   June 30,   December 31,
                                                     1994       1993
                                                      (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                       $102,799   $102,799
Retained Earnings                                   213,616    204,449
                                                   ________   ________
                                                    316,415    307,248
Less Treasury Stock, at cost                         24,540     24,540
   Common Shareholders' Equity                      291,875    282,708
Cumulative Nonredeemable Preferred Stock             11,090     11,090
Cumulative Redeemable Preferred Stock                 7,500      7,500
Cumulative Special Preferred Stock                    1,015      1,015
Long-Term Debt, net of current maturities           261,595    261,100
Long-Term Partnership Obligations,
 net of current maturities                            9,507     12,881
   Total capitalization, excluding bonds
    subject to tender (see Consolidated
    Statements of Capitalization)                   582,582    576,294
Current Liabilities:
   Current Portion of Adjustable Rate Bonds
    Subject to Tender                                41,475     41,475
   Current Maturities of Long-Term Debt,
    Interim Financing and Long-Term
    Partnership Obligations:
         Maturing long-term debt                        715        763
         Notes payable                               17,100     11,040
         Partnership obligations                      3,374      3,849
           Total current maturities of long-term
            debt, interim financing,and long-term
            partnership obligations                  21,189     15,652
   Other Current Liabilities:
         Accounts payable                            27,514     33,939
         Dividends payable                              126        135
         Accrued taxes                                7,310      7,941
         Accrued interest                             4,579      4,517
         Refunds to customers                         6,055      3,398
         Acrued coal liability                       15,170      8,749
         Other accrued liabilities                   13,446     10,124
         Total other current liabilities             74,200     68,803
         Total current liabilities                  136,864    125,930
Deferred Credits and Other:
   Accumulated deferred income taxes                120,968    117,267
   Accumulated deferred investment tax credits,
    being amortized over lives of property           25,617     26,549
   Regulatory liability                               5,915      7,197
   Postretirement benefits obligation other
    than pensions                                     6,349      4,125
   Other                                              2,002      3,479
                                                   ________   ________
                                                    160,851    158,617
                                                   $880,297   $860,841

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED  STATEMENTS OF CAPITALIZATION

                                                   June 30,   December 31,
                                                     1994       1993
                                                       (in thousands)
COMMON SHAREHOLDERS' EQUITY:
  Common Stock, without par value, authorized
   50,000,000 shares, issued 16,865,003 shares     $102,799   $102,799
  Retained Earnings, $2,209,642 restricted as
   to payment of cash dividends on common stock     213,616    204,449
                                                   ________   ________
                                                    316,415    307,248
   Less Treasury Stock, at cost, 1,110,177 shares    24,540     24,540
                                                   ________   ________
                                                    291,875    282,708
PREFERRED STOCK:
   Cumulative, $100 par value, authorized
    800,000 shares issuable, in series
      Nonredeemable
        4.8% Series, outstanding 85,895 shares,
         callable at $110 per share                   8,590      8,590
        4.75% Series, outstanding 25,000 shares,
         callable at $101 per share                   2,500      2,500
                                                   ________   ________
                                                     11,090     11,090
      Redeemable
        6.50% Series, outstanding 75,000 shares
         redeemable at $100 per share
         December 1, 2002                             7,500      7,500
SPECIAL PREFERRED STOCK:
   Cumulative, no par value, authorized 5,000,000
    shares, issuable in series: 8 1/2% series,
    outstanding 10,150shares, redeemable
    at $100 per share                                 1,015      1,015
LONG-TERM DEBT, NET OF CURRENT MATURITIES:
   First mortgage bonds                             254,740    254,740
   Notes payable                                      7,728      7,263
   Unamortized debt premium and discount, net          (873)      (903)
                                                   ________   ________
                                                    261,595    261,100
LONG-TERM PARTNERSHIP OBLIGATIONS, NET OF
 CURRENT MATURITIES                                   9,507     12,881

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE:
    2015, Series A, presently 5.75%                   9,975      9,975
    2015, Series B, presently 3.50%                  31,500     31,500
                                                   ________   ________
                                                     41,475     41,475
      Total capitalization, including bonds
       subject to tender                           $624,057   $617,769


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS


                                                for the six months ended
                                                         June 30,
                                                     1994       1993
                                                      (in thousands)


Balance Beginning of Period                        $204,449   $191,255
Net Income                                           22,667     21,902
                                                   ________   ________
                                                    227,116    213,157
Preferred stock dividends                               543        552
Common stock dividends ($0.825 per share
 in 1994 and $0.805 per share in 1993)               12,957     12,643
                                                   ________   ________
                                                     13,500     13,195
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)    $213,616   $199,962


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders.
  The 1994 consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company and its wholly-owned subsidiaries, Southern Indiana Properties, Inc., Lincoln Natural Gas Company, Inc., Energy Systems Group, Inc. (Energy) and Southern Indiana Minerals, Inc. (SIMI), and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations for the six months ended June 30, 1994. Energy and SIMI were incorporated during the second quarter of 1994. Because of seasonal and other factors, the earnings for the six months ending June 30, 1994 should not be taken as an indication for all or any part of the balance of 1994.

2.   UTILITY PLANT

  Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rates (before income taxes) used by the Company for the six months ending June 30, 1994 and 1993 were 9.6% and 10.9%, respectively.

3.   CASH FLOW INFORMATION

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  The Company, for the six months ended June 30, 1994 and 1993 paid interest (net of amounts capitalized) of $8,518,000 and $9,905,000, respectively, and income taxes of $7,933,000 and $6,767,000, respectively. Additionally the Company is involved in several partnerships which are partially financed by partnership obligations amounting to $12,881,000 and $16,730,000 at June 30, 1994 and December 31, 1993, respectively.

4.   LONG-TERM DEBT

  On May 1, 1994, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 2.70% to 3.50%. The new interest rate, 3.50% will be fixed through April 30, 1995. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution Control bonds are shown as a current liability.
  On July 1, 1994, the interest rate on $9,975,000 of Adjustable Rate Pollution Control Bonds was changed from 5.75% to 4.60%. The new interest rate, 4.60%, will be fixed through June 30, 1997. For financial statement presentation the $9,975,000 of Adjustable Rate Pollution Control Bonds are shown as a current liability.

5.   ACQUISITION OF LINCOLN

  On June 30, 1994, the Company completed its acquisition of Lincoln Natural Gas Company, Inc.(Lincoln), a small gas distribution company of approximately 1,300 customers contiguous to the eastern boundary of the Company's gas service territory. The Company issued 49,399 of common stock for all the common stock of Lincoln. This transaction was accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger.
  Revenues and net income included in the Company's Consolidated
Statements of Income are as follows:

                           3 months    3 months    6 months     6 months
                           ended       ended       ended        ended
                           June 30,    June 30,    June 30,     June 30,
                             1994        1993        1994         1993
                                          (in thousands)
Net sales:
     Sigeco                $74,120     $75,941     $178,412     $169,177
     Lincoln                   138         182          569          528
                           _______     _______     ________     ________
                           $74,258     $76,123     $178,981     $169,705
   Net income:

     Sigeco                $ 7,756     $ 8,912     $ 22,152     $ 21,370
     Lincoln                   (25)          6          (37)         (20)
                           _______     _______     ________     ________
                           $ 7,731     $ 8,918     $ 22,115     $ 21,350

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING REVENUES

   Electric revenues declined 1% during the second quarter compared to the same period in 1993. The primary impact on electric revenues was the decline in average per unit revenues from sales to nonsystem customers compared to the second quarter of 1993. Although sales to system customers rose approximately 3% during the current period, nonsystem sales declined 26% due to fewer sales to Alcoa Generating
Corporation (AGC) resulting from the shutdown of a potline at Alcoa's Warrick Operations plant in July 1993.
(Electricity for the five potlines remaining in service is supplied by AGC generation.)

   Increased sales to system and nonsystem customers, up 3% and 13%, respectively, was the primary reason for a $5.2 million (4%) rise in electric revenues for the six months ending June 30, 1994. Cooler temperatures during the first quarter, compared to a year ago, led to the higher system sales. Despite a decline in sales to AGC resulting from the shutdown of the potline last July, nonsystem sales were greater due primarily to the requirements of one nonassociated utility during the first quarter of 1994. Recovery of slightly higher fuel and purchased power costs during the current six month period led to a 1% increase in related electric revenues. Changes in the cost of fuel for electric generation and purchased power are passed on to customers through commission approved fuel cost adjustments. The impact of lower average rates charged on sales to nonassociated utilities partially offset the higher electric revenues previously discussed.

   The changes in electric revenue are shown below:

                                         Revenue (Decrease) Increase From
                                         Corresponding Period in 1993
                                         Three Months       Six Months
                                         Ended 6-30-94      Ended 6-30-94
   Change in sales volume                $  (100)           $ 4,900
   Fuel and purchased power recovery           -              1,600
   Change in average rates on sales to
   nonassociated utilities                  (600)            (1,650)
   Other                                      97                379
                                         _______            ______
                                         $  (603)           $ 5,229
   Increase in system sales (MWh)         30,946             67,457
   (Decrease) increase in nonsystem
       sales (MWh)                       (76,757)            77,833

   Gas revenue was down $1.3 million (8%) during the current quarter compared to the second quarter of 1993 chiefly due to a 15% decrease in gas sales. Although total throughput was relatively unchanged, sales to commercial and industrial customers declined when several large customers transported gas supplies purchased from sources other than the Company. Also contributing to the lower gas revenues during the period was the recovery of lower average unit costs of gas sold, down 9%. Changes in the cost of gas sold are passed on to customers through commission approved gas cost adjustments. The first step of the Company's two-step retail base gas rate adjustment, approximately 4% overall on an annual basis, was effective August 1, 1993. This base rate increase and a change in sales mix partially offset the revenue decreases related to fewer sales and recovery of lower gas costs. The second step of the rate adjustment, approximately 4% overall, was effective August 1, 1994.

   During the six months ended June 30, 1994, gas revenue was $4 million (9%) greater than the comparable period in 1993. Gas sales declined approximately 2% due to the increased transportation activity of certain large customers previously discussed. The recovery of higher average unit costs of gas sold, up 8% during the six month period, accounted for much of the overall increase in revenues. The higher unit gas costs reflected increased spot market prices during the colder 1994 winter heating season resulting from the general tightening of the balance between available supply and demand after several years of excess supply. Also contributing to the higher revenue was the impact of the Company's base rate adjustment effective August 1, 1993 and a change in sales mix.

   The changes in gas revenues are shown below:

                                         Revenue (Decrease) Increase From
                                         Corresponding Period in 1993
                                         Three Months       Six Months
                                         Ended 6-30-94      Ended 6-30-94
                                                  (in thousands)
   Change in sales volume                $(2,200)           $(1,200)
   Cost of gas recovery                     (900)             2,700
   Change in rates and sales mix           1,800              2,300
   Other                                      38                247
                                         _______            _______
                                         $(1,262)           $ 4,047

   (Decrease) increase in total
     throughput (MDth)                       (85)                44

OPERATING EXPENSES

   Fuel for electric generation was unchanged during the second quarter compared to the same period in 1993, but rose $6.4 million (17%) for the six month period ending June 30, 1994 due primarily to the increased sales and to slightly higher per unit fuel costs. During the first three months of 1993, the Company purchased substantially greater amounts of electric energy from other utilities because one of the Company's generating units was undergoing a routine maintenance outage, a second unit was undergoing a large capital improvement project and because market prices were favorable, leading to a relatively significant decline of 49% in expenditures for such purchases during the first six months of 1994. Due to fewer unit sales and the lower unit costs, cost of gas sold was down 22% during the second quarter of 1994. Cost of gas sold was $2.5 million greater during the six month period in 1994 due to the higher average cost of gas delivered.

   Other operation expenses, up 19% for both the quarter and six months ended June 30, 1994, reflected additional production plant operating expenses related to increased generation, increased legal and consulting costs related to the Company's ongoing efforts to renegotiate the contract of its major coal supplier, greater employee-related benefit costs, and increases in various other operation expenses.

   Maintenance expenditures rose 30% and 11%, respectively, for the quarter and six months ended June 30, 1994 primarily due to the Company performing a scheduled major turbine generator maintenance overhaul on Unit 2 at the Culley Generating Station which was coordinated with the construction of the Company's new sulfur dioxide "scrubber" at the generating station. No comparable major maintenance projects were performed during the first six months of 1993.

OTHER INCOME AND INTEREST CHARGES

   Other income was greater during the reporting periods due to increased allowance for equity funds used during construction, primarily from the construction of the Company's new scrubber. (See "Clean Air Act" in Item 7. of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion.) Interest income declined during the three month and six month periods of 1994 due to fewer funds available for short term investment purposes. Offsetting the decreased interest income in both periods was greater income from the Company's nonregulated operations.

   Lower interest on long term debt during the second quarter of 1994 compared to the same period in 1993 and increased allowance for borrowed funds used during construction related to construction of the new scrubber were the primary reasons for the decline in interest charges during both reporting periods. (See "Liquidity And Capital Resources" in Item 7. of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion.)

EARNINGS

   Earnings per share of common stock for the second quarter declined eight cents (14%) compared to the same period in 1993. The $4 million increase in nonfuel-related operating expenses during the period was the major reason for the decline in earnings. No major maintenance project comparable to the maintenance outage on Unit 2 of the Culley Generating Station was performed during the second quarter of 1993. Partially offsetting the decline in earnings was the greater allowance for funds used during construction related to the new scrubber project.

   For the first six months of 1994, earnings per share were $1.40 compared to $1.36 for the same period in 1993. Despite greater gas and electric sales due to cooler weather during the first quarter of 1994 and improved gas and electric margins resulting from recent rate adjustments, operating income declined slightly due to increased nonfuel operating expenses, primarily the turbine generator overhaul at Culley Generating Station. Contributing to the increased earnings was the higher allowance for funds used during construction.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements. Expenditures for the Company's demand side management programs (see following discussion) will continue to increase and will become a significant use of capital. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter totaled $26.6 million of which 41% were funded with internally generated cash. For the six month period, these expenditures totaled $44.9 million and were 60% funded with internally generated cash. The Company anticipates continued financial stability and achievement of its financial objectives during the remainder of 1994 and is presently faced with no liquidity problems.

   The Company estimates that construction expenditures for the five year period 1994-1998 will total approximately $270 million. Included in this amount is about $44 million to comply by 1995 with the Clean Air Act Amendments of 1990. Also included as part of the 1994-1998 construction program is approximately $49 million of expenditures to develop and implement demand side management programs. (See "Clean Air Act" and "Demand Side Management" in Item 7. of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion of these issues.) Although the Company expects the majority of the construction requirements to be provided by internally generated funds, external financing requirements of about $50 million are anticipated for redemption of debt securities and other long-term obligations.

                  PART TWO - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        The Company was not required to file a report on Form 8-K during the second quarter of 1994.




            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                            SIGNATURE

        Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       (Registrant)


                       S. M. Kerney
                       S. M. Kerney
                       Controller


Date:   August 12, 1994

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                              INDEX




Part I - Financial Information:

  Consolidated Statements of Income for the Three Months and Six Months ended
   June 30, 1994 and 1993

  Consolidated Statements of Cash Flows for the
   Six Months ended June 30, 1994 and 1993

  Consolidated Balance Sheets at June 30, 1994
   and December 31, 1993

  Consolidated Statements of Capitalization at
   June 30,1994 and December 31, 1993

  Consolidated Statements of Retained Earnings for the Six Months ended June 30, 1994 and 1993

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations


Part II - Other Information

Signature