Form 10-Q
period 1994-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1994-11-14
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED September 30, 1994

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

Common Stock, without par value - 15,754,826 Shares
Outstanding at September 30, 1994

       2           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME

                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                    1994     1993       1994      1993
                                  (in thousands except per share data)
OPERATING REVENUES
 Electric                         $73,290  $75,935    $202,416  $199,832
 Gas                                3,916    6,948      53,771    52,755
    Total operating revenues       77,206   82,883     256,187   252,587

OPERATING EXPENSES
 Operation:
    Fuel for electric generation   21,850   23,890      66,174    61,804
    Purchased electric energy         663    1,495       4,048     8,111
    Cost of gas sold                  336    4,899      31,885    33,975
    Other                          10,544    9,472      32,866    28,243
       Total operation             33,393   39,756     134,973   132,133
 Maintenance                        6,869    5,629      20,939    18,337
 Depreciation and amortization      9,435    9,255      28,306    27,948
 Federal and state income taxes     7,148    7,659      17,448    17,704
 Property and other taxes           3,067    3,144       9,693    10,219
       Total operating expenses    59,912   65,443     211,359   206,341
OPERATING INCOME                   17,294   17,440      44,828    46,246

 Other Income:
     Allowance for other funds
      used during construction        782    1,158       3,176     2,067
     Interest                         186      243         518       932
     Other, net                       797      386       2,143     1,503
                                  _______  _______    ________  ________
                                    1,765    1,787       5,837     4,502
INCOME BEFORE INTEREST CHARGES     19,059   19,227      50,665    50,748

 Interest Charges:
     Interest on long-term debt     4,658    4,624      13,947    14,018
     Amortization of premium, discount,
      and expense on debt             298      182         658       535
     Other interest                   402      206         863       486
     Allowance for borrowed funds
      used during construction       (436)    (551)     (1,607)     (962)
                                  _______  _______    ________  ________
                                    4,922    4,461      13,861    14,077
NET INCOME                         14,137   14,766      36,804    36,671
  Preferred Stock Dividends           276      276         829       829

NET INCOME APPLICABLE TO
 COMMON STOCK                     $13,861  $14,490    $ 35,975  $ 35,842

AVERAGE COMMON SHARES OUTSTANDING  15,755   15,755      15,755    15,755

EARNINGS PER SHARE OF COMMON
 STOCK                             $0.88     $0.92       $2.28     $2.27

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       3           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                       September 30,
                                                       1994       1993
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $ 36,804   $  36,671
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   28,306      27,948
       Deferred income taxes and investment
       tax credits, net                                 2,179       5,294
       Allowance for other funds used during
       construction                                    (3,176)     (2,067)
       Change in assets and liabilities:
         Receivables, net                               1,665      (1,523)
         Inventories                                   (1,429)      9,041
         Coal contract settlement                       4,209     (15,157)
         Accounts payable                              (9,184)    (11,131)
         Accrued taxes                                 (1,143)      3,058
         Refunds from gas suppliers                     1,265       1,586
         Refunds to customers                           6,530        (559)
         Accrued coal liability                         9,997       6,617
         Other assets and liabilities                   4,317       5,354
     Net cash provided by operating activities         80,340      65,132

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)             (58,429)    (39,641)
  Demand side management program expenditures          (5,085)     (3,715)
  Investments in leveraged leases                           -      (2,769)
  Purchases of investments                             (6,593)     (4,697)
  Sales of investments                                  6,556       5,355
  Investments in partnerships                          (3,470)     (2,503)
  Change in nonutility property                        (2,831)       (524)
  Other                                                   982         563
      Net cash used in investing activities           (68,870)    (47,931)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                      -     155,000
  Dividends paid                                      (20,275)    (19,793)
  Reduction in preferred stock and long-term debt        (105)   (104,500)
  Change in environmental improvement funds
   held by Trustee                                     11,143     (30,469)
  Change in notes payable                              10,328      13,890
  Other                                                     -      (5,716)
      Net cash provided by financing activities         1,091       8,412
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                 12,561      25,613
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  14,732       3,556
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $ 27,293   $  29,169

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
       4           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                 September 30, December 31,
                                                       1994       1993
                                                     (in thousands)
ASSETS
Utility Plant, at original cost:
     Electric                                        $889,121   $879,476
     Gas                                              110,177    107,864
                                                     ________   ________
                                                      999,298    987,340
     Less - Accumulated provision for depreciation    449,943    424,086
                                                     ________   ________
                                                      549,355    563,254
     Construction work in progress                    118,831     72,615
         Net Utility Plant                            668,186    635,869


Other Investments and Property:
     Investments in leveraged leases                   34,895     34,924
     Investments in partnerships                       23,844     25,023
     Environmental improvement funds held by Trustee   11,470     22,613
     Nonutility property and other                     10,829      7,997
                                                     ________   ________
                                                       81,038     90,557

Current Assets:
     Cash and cash equivalents                          8,547      5,983
     Restricted cash                                   18,746      8,749
     Temporary investments, at cost which
      approximates market                               6,577      6,540
     Receivables, less allowance of $180
      and $166, respectively                           26,876     28,541
     Inventories                                       39,619     38,190
     Other current assets                                 942      3,048
                                                     ________   ________
                                                      101,307     91,051

Deferred Charges:
     Coal contract settlement                           9,086     13,295
     Unamortized premium on reacquired debt             6,741      7,100
     Postretirement benefits obligation other
      than pensions                                     7,461      4,125
     Demand side management program                    12,496      7,411
     Other deferred charges                            13,742     11,433
                                                     ________   ________
                                                       49,526     43,364

                                                     $900,057   $860,841

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




       5           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                               September 30, December 31,
                                                       1994       1993
                                                     (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                         $102,798   $102,798
Retained Earnings                                     220,978    204,449
                                                     ________   ________
                                                      323,776    307,247
Less Treasury Stock, at cost                           24,540     24,540
    Common Shareholders' Equity                       299,236    282,707
Cumulative Nonredeemable Preferred Stock               11,090     11,090
Cumulative Redeemable Preferred Stock                   7,500      7,500
Cumulative Special Preferred Stock                      1,015      1,015
Long-Term Debt, net of current maturities             271,355    261,100
Long-Term Partnership Obligations, net of
 current maturities                                     9,507     12,881
    Total capitalization, excluding bonds
     subject to tender (see Consolidated
     Statements of Capitalization)                    599,703    576,293
Current Liabilities:
     Current Portion of Adjustable Rate Bonds
      Subject to Tender                                31,500     41,475
     Current Maturities of Long-Term Debt,
      Interim Financing and Long-Term
      Partnership Obligations:
         Maturing long-term debt                          686        763
         Notes payable                                 21,100     11,040
         Partnership obligations                        3,374      3,849
           Total current maturities of long-term
            debt, interim financing, and long-term
            partnership obligations                    25,160     15,652
Other Current Liabilities:
        Accounts payable                               24,755     33,939
        Dividends payable                                 104        135
        Accrued taxes                                   6,798      7,941
        Accrued interest                                7,564      4,517
        Refunds to customers                           10,679      3,398
        Accrued coal liability                         18,746      8,749
        Other accrued liabilities                      10,616     10,125
          Total other current liabilities              79,262     68,804
          Total current liabilities                   135,922    125,931
Deferred Credits and Other:
   Accumulated deferred income taxes                  122,767    117,267
   Accumulated deferred investment tax credits,
    being amortized over lives of property             25,151     26,549
   Regulatory liability                                 5,274      7,197
   Postretirement benefits obligation other
    than pensions                                       7,461      4,125
   Other                                                3,779      3,479
                                                     ________   ________
                                                      164,432    158,617
                                                     $900,057   $860,841

The accompanying Notes to Consolidated Financial Statements are an
 integral part of these statements.
       6           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                September 30, December 31,
                                                       1994       1993
                                                     (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
    50,000,000 shares, issued 16,865,003 shares      $102,798   $102,798
  Retained Earnings, $2,209,642 restricted as
    to payment of cash dividends on common stock      220,978    204,449
                                                      323,776    307,247
  Less Treasury Stock, at cost, 1,110,177 shares       24,540     24,540
                                                     ________   ________
                                                      299,236    282,707
PREFERRED STOCK:
  Cumulative, $100 par value, authorized
    800,000 shares issuable, in series
      Nonredeemable
        4.8% Series, outstanding 85,895 shares,
         callable at $110 per share                     8,590      8,590
        4.75% Series, outstanding 25,000 shares,
         callable at $101 per share                     2,500      2,500
                                                     ________   ________
                                                       11,090     11,090
      Redeemable
        6.50% Series, outstanding 75,000 shares,
         redeemable at $100 per share
         December 1, 2002                               7,500      7,500

SPECIAL PREFERRED STOCK
  Cumulative, no par value, authorized 5,000,000
    shares, issuable in series: 8-1/2% series,
    outstanding 10,150 shares,
    redeemable at $100 per share                        1,015      1,015

LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                                264,615    254,740
  Notes payable                                         7,602      7,263
  Unamortized debt premium and discount, net             (862)      (903)
                                                      271,355    261,100
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                             9,507     12,881

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE
    2015, Series A, presently 4.60%                         -      9,975
    2015, Series B, presently 3.50%                    31,500     31,500
                                                     ________   ________
                                                       31,500     41,475
      Total capitalization, including bonds
       subject to tender                             $631,203   $617,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


       7           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                     Nine Months Ended
                                                       September 30,
                                                       1994       1993
                                                       (in thousands)
Balance Beginning of Period                          $204,449   $191,255
Net Income                                             36,804     36,671
                                                     ________   ________
                                                      241,253    227,926
Preferred stock dividends                                 829        829
Common stock dividends ($1.2375 share in 1994
 and $1.2075 per share in 1993)                        19,446     18,964
                                                     ________   ________
                                                       20,275     19,793

Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)      $220,978   $208,133




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders.
     The 1994 consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company and its wholly-owned subsidiaries, Southern Indiana Properties, Inc., Lincoln Natural Gas Company, Inc., Energy Systems Group, Inc. (Energy) and Southern Indiana Minerals, Inc. (SIMI), and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations for the nine months ended September 30, 1994. Energy and SIMI were incorporated during the second quarter of 1994. Because of seasonal and other factors, the earnings for the nine months ending September 30, 1994 should not be taken as an indication for all or any part of the balance of 1994.

2.   UTILITY PLANT

     Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rates (before income taxes) used by the Company for the nine months ending September 30, 1994 and 1993 were 9.4% and 10.5%, respectively.

3.   CASH FLOW INFORMATION

     For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company, for the nine months ended September 30, 1994 and 1993 paid interest (net of amounts capitalized) of $10,155,000 and $11,228,000, respectively, and income taxes of $12,103,000 and $7,258,000, respectively. Additionally the Company is involved in several partnerships which are partially financed by partnership obligations amounting to $12,881,000 and $16,730,000 at September 30, 1994 and
December 31, 1993, respectively.

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

5.   ACQUISITION OF LINCOLN

     On June 30, 1994, the Company completed its acquisition of Lincoln Natural Gas Company, Inc. (Lincoln), a small gas distribution company with approximately 1,300 customers contiguous to the eastern boundary of the Company's gas service territory. The Company issued 49,399 of common stock for all the common stock of Lincoln. This transaction was accounted for as a pooling of interests; therefore, prior financial statements have been restated to reflect this merger.
     Revenues and net income included in the Company's Consolidated Statements of Income are as follows:

                    3 months      3 months      9 months      9 months
                    ended         ended         ended         ended
                    Sept.30,      Sept.30,      Sept.30,      Sept.30,
                      1994          1993          1994          1993
                                  (in thousands)
Operating revenues:
  Sigeco             $77,103      $ 82,778      $255,516      $251,954
  Lincoln                103           105           671           633
                     $77,206       $82,883      $256,187      $252,587
Net income:
  Sigeco             $14,164       $14,816       $36,865       $36,742
  Lincoln                (27)          (50)          (61)          (71)
                     $14,137       $14,766       $36,804       $36,671

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING REVENUES

  Electric revenues declined 3% during the third quarter compared to the same period in 1993. The primary reason for the decline was a 10% decrease in the average per unit cost of fuel for generation and purchased power recovered from retail customers during the current quarter. Changes in the cost of fuel for electric generation and purchased power are passed on to customers through commission approved fuel cost adjustments. Sales to system customers rose approximately 3% during the period due to continued stronger industrial sales, however, nonsystem sales declined 30% due to fewer sales to Alcoa Generating Corporation (AGC) resulting from the shutdown of a potline at Alcoa's Warrick Operations plant in July 1993. (Electricity for the five potlines remaining in service is supplied by AGC-owned generation.) Additionally, per unit average revenue from nonsystem sales declined approximately 10% on lower energy rates and demand level requirements. Although the Company's base retail electric rates have increased overall about 3% since October 1993 (see discussion under "Rate and Regulatory Matters"), the impact of those adjustments were more than offset by the change in sales mix - a 6% decrease in residential sales and a 13% increase in industrial sales.

  Greater sales to system and nonsystem customers, both up 3%, caused a slight rise in electric revenues for the nine months ending September 30, 1994. Stronger sales to the industrial and commercial sectors throughout the year led to the increase in system sales. Despite a decline in sales to AGC resulting from the shutdown of the potline in July 1993, nonsystem sales were greater due primarily to the requirements of one nonassociated utility during the first quarter of 1994. The impact of a change in mix of sales to nonsystem customers (the decline of sales to AGC and increase in sales to other nonsystem customers) and the recovery of lower fuel and purchased power costs from all electric customers partially offset the higher electric revenues related to increased sales volume.

  The changes in electric revenue are shown below:

                                            Revenue (Decrease) Increase
                                         From Corresponding Period in 1993
                                        Three Months     Nine Months
                                        Ended 9-30-94    Ended 9-30-94
  Change in sales volume                $    600         $  5,600

  Fuel and purchased power recovery       (2,200)            (600)

  Change in average rates on sales to
  nonassociated utilities                   (600)          (2,400)

  Change in retail rates and sales mix      (350)            (100)

  Other                                      (95)              84
                                        $ (2,645)        $  2,584

  Increase in system sales (MWh)          34,964          102,421

  (Decrease) increase in nonsystem
   sales (MWh)                           (56,103)          21,730

  During the current quarter, gas revenue was down $3 million (44%) chiefly due to the recovery of substantially lower average unit costs of gas sold. The change in cost of gas sold, which is passed on to customers through commission approved gas cost adjustments, was due to a 30% drop in the average purchase price of gas and due to the impact of strorage field activity on the pricing of gas delivered to customers during the current period. In addition, gas sales decreased 10% during the third quarter of 1994 due to fewer requirements of the Company's industrial customers. The first step of the Company's two-step base gas rate adjustment, approximately 4% overall on an annual basis, was effective August 1, 1993. The second step of the rate adjustment, also approximately 4% overall, was effective August 1, 1994. These base rate increases and a change in sales mix partially offset the revenue decreases related to recovery of lower gas costs and to fewer sales.

  Gas revenues rose only slightly, about 2%, during the nine months ended September 30, 1994 compared to 1993, despite the impact of the first and second steps of the base rate increase. Gas sales declined 3% due to increased transportation activity of certain large customers; total throughput was relatively unchanged. As discussed, average unit costs of gas sold during the third quarter dropped substantially, offsetting the impact on revenues of higher gas costs incurred during the first six months of 1994.

  The changes in gas revenues are shown below:

                                        Revenue (Decrease) Increase From
                                        Corresponding Period in 1993
                                        Three Months     Nine Months
                                        Ended 9-30-94    Ended 9-30-94
                                              (in thousands)

  Change in sales volume                $  (400)           $(1,700)

  Cost of gas recovery                   (3,400)              (400)

  Change in rates and sales mix             600              2,700

  Other                                     168                416
                                        $(3,032)            $1,016

  (Decrease) in total throughput (MDth)    (111)              (70)


OPERATING EXPENSES

  Fuel for electric generation declined approximately 9% during the third quarter of 1994, due entirely to a comparable decline in per unit fuel costs, but rose $4.4 million (7%) for the nine month period, reflecting an 11% increase in generation. During the first three months of 1993, the Company purchased substantially greater amounts of electric energy from other utilities because one of the Company's generating units was undergoing a routine maintenance outage, a second unit was undergoing a large capital improvement project and because market prices were favorable, leading to a 50% decline in expenditures for such purchases during the nine month period ended September 30, 1994. Due to the drop in purchased gas prices, the impact of storage field activity and fewer sales, cost of gas sold was down 93% during the third quarter of 1994. Cost of gas sold declined 6% during the nine month period in 1994.

  Other operation expenses, up 11% and 16% for the three month and nine month periods, respectively, reflected additional production plant operation expenses, increased legal and consulting costs related to the Company's ongoing efforts to renegotiate the contract with its major coal supplier, greater employee-related benefit costs, expenses associated with an accelerated program of relocating gas customer meters outside of customer premises to aid in future operating efficiencies, and increases in various other operating expenses.

  During the current quarter, a typically low maintenance period, maintenance expenditures were up 22% over the same period last year, reflecting expenditures to dredge one of the Company's fly ash disposal areas and to perform other maintenance projects. Maintenance expenditures increased about 14% during the nine months of 1994, chiefly due to the Company performing a scheduled major turbine generator maintenance overhaul on Unit 2 at the Culley Generating
Station during the second quarter, which was coordinated with the construction of the Company's new sulfur dioxide
"scrubber" at the generation station. No comparable major maintenance projects were performed during the first nine months of 1993. In addition, maintenance repairs of one of the Company's gas-fired peaking units and the maintenance projects performed during the third quarter contributed to the higher maintenance expense in 1994.

OTHER INCOME AND INTEREST CHARGES

  Other income was unchanged during the third quarter when compared to the same period in 1993. Greater income from the Company's nonregulated operations offset a decline in allowance for equity funds used during construction.
Allowance for equity funds used during construction declined because the Company began recovering through electric rates, effective June 29, 1994, the financing costs on its investment in the Culley scrubber under the second step of its electric base rate increase. (See "Rate and Regulatory Matters".)
Other income during the three quarters of 1994 was 30% greater than in 1993 due to increased allowance for equity funds used during construction, primarily from the construction of the Company's new scrubber (see "Clean Air Act" in Item 7. of
Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion), and due to the stronger third quarter results from nonutility activities.

  During both reporting periods, interest charges were relatively unchanged as compared to the same periods in 1993.
Interest on long term-debt was stable, representing an embedded cost of about 6.6%.

EARNINGS

  A 6% decline in residential electric sales due to cooler weather, a 30% decline in wholesale sales and higher nonfuel operations and maintenance expenditures, were the primary reasons for a four cent (approximately 4%) decrease in earnings per share for the third quarter compared to the same period in 1993. Improved unit margins on sales of gas and electricity due to the related rate adjustments helped mitigate the decline in earnings.

  For the first nine months of 1994, earnings per share were $2.28 compared to $2.27 for the same period in 1993. Despite greater gas and electric sales due to cooler weather during the first quarter of 1994 and improved gas and electric margins resulting from recent rate adjustments, operating income declined slightly due to an anticipated increase in nonfuel operating expenses and to the cooler than normal weather experienced during the third quarter of 1994. Greater allowance for funds used during construction, resulting primarily from the construction of the Company's new sulfur dioxide scrubber at Culley, helped to offset some of the effects of lower operating income.

RATE AND REGULATORY MATTERS

  On May 24, 1993, the Company petitioned the IURC for an adjustment in its base electric retail rates representing the first step in the recovery of the financing costs on the Company's new sulfur dioxide scrubber. On September 15, 1993, the IURC granted the Company's request for a 1% revenue increase, approximately $1.8 million on an annual basis, which took effect October 1, 1993. The Company petitioned the IURC on March 1, 1994 for recovery of financing costs related to the scrubber construction costs incurred from April 1, 1993 through January 31, 1994, and was granted a 2.33% increase in base electric retail rates (the second step), effective June
29, 1994.  On December 22, 1993, the Company petitioned the
IURC for the third of the three planned general electric rate increases. The final adjustment is necessary to cover financing costs related to the balance of the project construction expenditures, costs related to the operation of the scrubber and certain nonscrubber-related costs. The
Company filed its case-in-chief on May 16, 1994 supporting a $12.4 million, 5.7% retail rate increase. On October 1, 1994, the Office of the Utility Consumer Counselor (UCC) filed its case-in-chief. Although the UCC has not yet performed a cost of service allocation to rate classes, the estimated impact of its recommendation is a $2-2.5 million, 1% decrease in retail revenues. The major differences between the Company's case and the UCC's case are the requested rate of return on equity, the recovery of the cost of postretirement benefits other than pensions, the fair value of ratebase investment, the appropriate depreciation rates and the appropriate level of operation and maintenance expenses to be included in cost of service. A final rate order is anticipated in early 1995.
Although the Company cannot predict what action the IURC may take with respect to this proposed rate increase, based on historical IURC practice, the Company anticipates that the third step adjustment granted will be closer to the Company's request than to the UCC's recommendation.

ENVIRONMENTAL MATTERS

  The Company has completed its investigation and preliminary assessments of four sites once owned and operated by the Company, its predecessors, previous landowners, or former affiliates of the Company and utilized for the manufacture of gas. (See "Environmental Matters" in Item 7. of Management's
Discussion and Analysis of Operations and Financial Condition in the Company's 1993 Form 10-K report for further discussion.)

  Although the results of its preliminary assessments of the sites indicate no contamination is present and no clean up will be required, the Company has elected to conduct comprehensive testing of the sites to provide conclusive evidence that no such contamination exists. During the fourth quarter of 1993 the Company expensed $.5 million for the anticipated cost of performing the preliminary site investigations and the comprehensive testing of all four sites. No additional costs for testing are anticipated at this time.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements. Expenditures for the Company's demand side management programs (see following discussion) are presently expected to continue to increase and become a significant use of capital. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter totaled $18.6 million of which 85% were funded with internally generated cash. For the nine month period, these expenditures totaled $63.5 million and were 68% funded with internally generated cash. The Company anticipates continued financial stability and achievement of its financial objectives during the remainder of 1994 and is presently faced with no liquidity problems.

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



                  PART TWO - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibit 27 - Financial Data Schedule

        (b) The Company was not required to file a report on Form 8-K during the third quarter of 1994.




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


Date:   November 10, 1994






            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


                              INDEX


                                                 Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the
    Three Months and Nine Months ended
    September 30, 1994 and 1993                      2

   Consolidated Balance Sheets at September 30, 1994
    and December 31, 1993                            3-4

   Consolidated Statements of Cash Flows for the
    Nine Months ended September 30, 1994 and 1993    5

   Consolidated Statements of Capitalization at
    September 30, 1994 and December 31, 1993         6

   Consolidated Statements of Retained Earnings
    for the Nine Months ended September 30, 1994
    and 1993                                         7

   Notes to Consolidated Financial Statements        8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                      10-13



Part II - Other Information                          14


Signature                                            14