Form 10-K/A
period 1994-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1995-05-02
CIK 92195

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

LINES OF BUSINESS

     The percentages of operating revenues and operating income before income taxes attributable to the electric and gas operations of the Company for the five years ended December 31, 1994, were as follows:

                                          Year Ended December 31,
                             1990     1991      1992     1993     1994
Operating Revenues:
     Electric                80.6%    81.8%     79.2%    78.4%    79.1%
     Gas                     19.4     18.2      20.8     21.6     20.9

Operating Income Before Income Taxes:

     Electric                93.0%    97.4%     99.0%    99.5%    90.9%
     Gas                     7.0      2.6       1.0      0.5      9.1

     Periods beginning in 1992 reflect the results of Lincoln Natural Gas Company, Inc., acquired June 30, 1994.

     Reference is made to Note 12 of the Notes To Consolidated Financial Statements, page 41, for Segments of Business Data.