Form 10-Q
period 1995-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1995-05-15
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED March 31, 1995

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

Common Stock, without par value - 15,754,826 Shares
Outstanding at March 31, 1995

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME
                                                   Three Months Ended
                                                        March 31,
                                                   1995         1994
(in thousands except per share data)
OPERATING REVENUES
  Electric                                         $60,315      $ 68,642
  Gas                                               24,108        36,081
      Total operating revenues                      84,423       104,723
OPERATING EXPENSES
  Operation:
     Fuel for electric generation                   18,958        24,672
     Purchased electric energy                       1,154         1,284
     Cost of gas sold                               17,791        25,182
     Other                                          11,523        10,613
        Total operation                             49,426        61,751
  Maintenance                                        5,836         5,249
  Depreciation and amortization                     10,241         9,435
  Federal and state income taxes                     2,613         7,277
  Property and other taxes                           3,638         3,791
        Total operating expenses                    71,754        87,503
OPERATING INCOME                                    12,669        17,220
  Other Income:
      Allowance for other funds used
      during construction                              110         1,149
      Interest                                         194           187
      Other, net                                     1,701           588
        Total operating income                       2,005         1,924
INCOME BEFORE INTEREST CHARGES                      14,674        19,144
  Interest Charges:
      Interest on long-term debt                     4,654         4,624
      Amortization of premium, discount,
       and expense on debt                             170           176
      Other interest                                   402           240
      Allowance for borrowed funds used
       during construction                            (312)         (556)
        Total                                        4,914         4,484
NET INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                               9,760        14,660
CUMULATIVE EFFECT AT JANUARY 1, 1995
  OF ADOPTING THE UNBILLED REVENUES METHOD
  OF ACCOUNTING - NET OF INCOME TAXES                6,293             -

NET INCOME                                          16,053        14,660
   Preferred Stock Dividends                           276           276
NET INCOME APPLICABLE TO COMMON STOCK              $15,777      $ 14,384

AVERAGE COMMON SHARES OUTSTANDING                   15,755        15,755

EARNINGS PER SHARE OF COMMON STOCK
 NET INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                                $0.60         $0.91
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                0.40             -
NET INCOME                                           $1.00         $0.91

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                   Three Months Ended
                                                   March 31,
                                                   1995         1994
                                                      (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                      $ 16,053     $ 14,660
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                 10,241        9,435
       Deferred income taxes and investment
        tax credits, net                              1,799          (43)
       Allowance for other funds used
        during construction                            (110)      (1,149)
       Cumulative effect of accounting change        (6,293)           -
       Change in assets and liabilities:
         Receivables, net                             4,063       (2,472)
         Inventories                                  3,063        7,025
         Coal contract settlement                      (974)       1,814
         Accounts payable                           (15,590)      (7,738)
         Accrued taxes                                2,943        6,441
         Refunds from gas suppliers                   3,299            -
         Refunds to customers                           756        2,067
         Accrued coal liability                       3,085        3,033
         Other                                       13,787        8,033
       Net cash provided by operating activities     35,122       41,106

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)            (8,331)     (17,009)
  Demand side management program expenditures        (1,670)      (1,290)
  Purchases of investments                             (801)        (646)
  Sales of investments                                1,250        1,569
  Investments in partnerships                        (2,743)      (2,905)
  Change in nonutility property                      (1,465)        (761)
  Other                                               1,043          304
       Net cash used in investing activities        (12,717)     (20,738)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                  (50)           -
  Dividends paid                                     (6,931)      (6,755)
  Reduction in Preferred Stock                          (91)           -
  Change in environmental improvement
    funds held by Trustee                             5,254        3,634
  Change in notes payable                           (15,927)      (4,385)
  Other                                                 214            -
       Net cash used in financing activities        (17,531)      (7,506)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                4,874       12,862

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                28,060       14,732

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $ 32,934     $ 27,594

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                   March 31,  December 31,
                                                   1995         1994
                                                       (in thousands)
ASSETS
Utility Plant, at original cost:
     Electric                                      $1,004,254   $  907,591
     Gas                                              115,685      114,951
       Total utility plant                          1,119,939    1,022,542
     Less - Accumulated provision
      for depreciation                                462,665      456,922
       Total                                          657,274      565,620
     Construction work in progress                     18,995      112,316
         Net Utility Plant                            676,269      677,936
Other Investments and Property:
     Investments in leveraged leases                   34,293       34,746
     Investments in partnerships                       23,100       23,411
     Environmental improvement funds
      held by Trustee                                   5,271       10,526
     Nonutility property and other                     14,248       12,783
         Total Investments and Property                76,912       81,466
Current Assets:
     Cash and cash equivalents                          7,831        6,042
     Restricted cash                                   25,103       22,018
     Temporary investments, at market                   4,645        5,444
     Receivables, less allowance
      of $313 and $307, respectively                   38,127       25,582
     Inventories                                       43,378       46,441
     Coal contract settlement                           5,711        7,685
     Other current assets                               2,694        2,355
       Total current assets                           127,489      115,567
Deferred Charges:
     Unamortized premium on reacquired debt             6,501        6,621
     Postretirement benefits other than pensions        9,124        8,011
     Demand side management program                    13,200       11,530
     Other deferred charges                            14,808       16,109
       Total deferred charges                          43,633       42,271
                                                   $  924,303   $  917,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                                   March 31,  December 31,
                                                   1995         1994
                                                   (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                       $102,798     $102,798
Retained Earnings                                   227,545      218,424
Less-unrealized loss on debt and
  equity securities                                      65          106
                                                    330,278      321,116
Less Treasury Stock, at cost                         24,540       24,540
    Common Shareholders' Equity                     305,738      296,576
Cumulative Nonredeemable Preferred Stock             11,090       11,090
Cumulative Redeemable Preferred Stock                 7,500        7,500
Cumulative Special Preferred Stock                      924        1,015
Long-Term Debt, net of current maturities           266,610      264,110
Long-Term Partnership Obligations,
 net of current maturities                            7,414        9,507
    Total capitalization, excluding
    bonds subject to tender (see Consolidated
    Statements of Capitalization)                   599,276      589,798
Current Liabilities:
     Current Portion of Adjustable Rate
      Bonds Subject to Tender                        31,500       31,500
     Current Maturities of Long-Term Debt,
      Interim Financing and
      Long-Term Partnership Obligations:
         Maturing long-term debt                      5,146        7,803
         Notes payable                                6,240       22,060
         Partnership obligations                      2,786        3,374
           Total current maturities of long-
           term debt, interim financing and
           long-term partnership obligations         14,172       33,237
       Other Current Liabilities:
        Accounts payable                             26,064       35,183
        Dividends payable                               125          125
        Accrued taxes                                13,636        6,849
        Accrued interest                              7,503        4,599
        Refunds to customers                         17,777       14,844
        Accrued coal liability                       25,103       22,018
        Other accrued liabilities                    21,856       16,339
        Total other current liabilities             112,064       99,957
        Total current liabilities                   157,736      164,694
Deferred Credits and Other:
   Accumulated deferred income taxes                121,366      120,576
   Accumulated deferred investment tax credits,
    being amortized over lives of property           24,313       24,702
   Regulatory income tax liability                    5,451        4,052
   Postretirement benefits other than pensions        9,496        8,384
   Other                                              6,665        5,034
     Total deferred credits and other               167,291      162,748
                                                   $924,303     $917,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                   March 31,  December 31,
                                                   1995         1994
                                                   (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
    50,000,000 shares, issued 16,865,003 shares    $102,798     $102,798
  Retained Earnings, $2,209,642 restricted as
    to payment of cash dividends on common stock    227,545      218,424
  Less-unrealized loss on debt and equity
   securities                                            65          106
                                                    330,278      321,116
  Less Treasury Stock, at cost, 1,110,177 shares     24,540       24,540
                                                    305,738      296,576
PREFERRED STOCK:
  Cumulative, $100 par value, authorized 800,000 shares
    issuable, in series
      Nonredeemable
        4.8% Series, outstanding 85,895 shares
         callable at $110 per share                   8,590        8,590
        4.75% Series, outstanding 25,000 shares
         callable at $101 per share                   2,500        2,500
                                                     11,090       11,090
      Redeemable
        6.50% Series, outstanding 75,000 shares
         redeemable at $100 per share
         December 1, 2002                             7,500        7,500

SPECIAL PREFERRED STOCK
  Cumulative, no par value, authorized 5,000,000
    shares, issuable in series: 8-1/2% series,
    outstanding 9,237shares
    redeemable at $100 per share                        924        1,015

LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                              259,660      259,615
  Notes payable                                       7,790        5,345
  Unamortized debt premium and discount, net           (840)        (850)
                                                    266,610      264,110
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                           7,414        9,507

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE
    2015, Series B, presently 3.5%                   31,500       31,500
                                                     31,500       31,500
      Total capitalization, including bonds
        subject to tender                          $630,776     $621,298

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS



                                                   Three Months Ended
                                                        March 31,
                                                   1995         1994
                                                     (in thousands)
Balance Beginning of Period                        $218,424     $204,449
Net Income                                           16,053       14,660
                                                    234,477      219,109
Preferred stock dividends                               276          276
Common stock dividends ($0.4225 per share in
 1995 and $0.4125 per share in 1994)                  6,656        6,478
                                                      6,932        6,754
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)    $227,545     $212,355

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

  SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders.
     The consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company and its wholly-owned subsidiaries, Southern Indiana Properties, Inc., Lincoln Natural Gas Company, Inc., Energy Systems Group, Inc. (Energy) and Southern Indiana Minerals, Inc. (SIMI), and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Energy and SIMI were incorporated during the second quarter of 1994. Because of seasonal and other factors, the earnings for the three months ending March 31, 1995 should not be taken as an indication for all or any part of the balance of 1995.

2.   UTILITY PLANT

     Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rates (before income taxes) used by the Company for the three months ending March 31, 1995 and 1994 were 7.8% and 9.6%, respectively.

3.   CASH FLOW INFORMATION

     For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company, for the three months ended March 31, 1995 and 1994 paid interest (net of amounts capitalized) of $1,842,000 and $1,406,000, respectively, and income taxes of $289,000 and $2,693,000, respectively. Additionally the Company is involved in several partnerships which are partially financed by partnership obligations amounting to $10,200,000 and $12,881,000 at March 31, 1995 and December
31, 1994, respectively.

4.   LONG-TERM DEBT

     On May 1, 1995, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 3.50% to 4.60%. The new interest rate, 4.60% will be fixed through April 30, 1996. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution Control bonds are shown as a current liability.
     On July 1, 1994, the interest rate on $9,975,000 of Adjustable Rate Pollution Control Bonds was changed from 5.75% to 4.60%. The new interest rate, 4.60%, will be fixed through June 30, 1997.

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

     Revenues and net income included in the Company's
Consolidated Statements of Income are as follows:

                                              Three Months
                                              Ended March 31,
                                              1995           1994
     (in thousands)
Operating revenues:
   Sigeco                                     $84,057        $104,293
   Lincoln                                        366             430
     Total operating revenues                 $84,423        $104,723
Net income:
   Sigeco                                     $16,039        $ 14,672
   Lincoln                                         14             (12)
     Total net income                         $16,053        $ 14,660

6. OPERATING REVENUES - ACCOUNTING CHANGE

     The Company previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, the Company changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years, net of income taxes, is included in net income for 1995. The effect of the change for the quarter was to increase net income $3.2 million ($.20 per share), of which a decrease of $3.1 million ($.20 per share) is reflected in operations, and an increase of $6.3 million ($.40 per share), the cumulative effect of the change as of January 1, 1995 is reported as a separate component of net income. Summarized below is the proforma effect of this change, as if the change had been effective during the following periods:

                                              Three Months
                                              Ended March 31,
                                              1995           1994
As Reported
   Operating Revenues
     Electric                                 $60,315        $68,642
     Gas                                       24,108         36,081
        Total                                  84,423        104,723
   Operating Income                            12,669         17,220
     Net Income                                16,053         14,660
   Earnings Per Share of
     Common Stock                               $1.00          $0.91

Proforma
   Operating Revenues
     Electric                                 $60,315        $65,834
     Gas                                       24,108         32,865
        Total                                  84,423         98,699
   Operating Income                            12,669         13,481
   Net Income                                   9,760         10,921
   Earnings Per Share of
     Common Stock                               $0.60          $0.68

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING REVENUES

   Electric revenue was $8.3 million (12%) lower during the first quarter compared to the same period in 1994, primarily due to decreased nonsystem electric sales. Winter temperatures in the Company's service territory, when measured in heating degree days, were 15% warmer than the same period the prior year and 14% below normal. Nonsystem sales, which typically have much lower per unit sales margins than system sales, were down 51% compared to the first quarter of 1994 when the Company sold a substantial amount of power to one nonassociated utility. Total system sales were relatively unchanged although residential and commercial sales declined 5% and 1%, respectively; a rise in industrial sales offset the decreases.

   A change in accounting method adopted by the Company
January 1, 1995 to record revenues for gas and electric energy delivered to customers, but unbilled at the end of each month, effected a $2.7 million reduction in electric revenues for the three month period ending March 31, 1995.
(Refer to the following "Change In Accounting Method" and to Note 6 of the Notes to Consolidated Financial Statements for further discussion of this accounting change and the $6.3 million positive adjustment to net income for the cumulative effect of the change as of January 1, 1995.)

   In addition to the impact of fewer billed sales and the change in accounting method, recovery of lower average fuel and purchased power costs during the current quarter caused related revenues to decline $2.5 million. Changes in the cost of fuel for electric generation and purchased power are passed on to customers through commission approved fuel cost adjustments.

   Other changes in electric revenues included the impact of the second step, approximately 2.3% overall, of the Company's electric rate increase effective June 29, 1994.

   The changes in electric revenue are shown below:

                                              Revenue Increase (Decrease)
                                                      From Corresponding
                                                        Period in 1994
                                                        Three Months
                                                        Ended 3-31-95
                                                        (in thousands)
   Change in sales volume (including a $2,700
   reduction due to change in accounting method)        $(6,600)

   Fuel and purchased power recovery                    (2,500)

   Other                                                773
                                                        $(8,327)

   (Decrease) in system sales (MWh)                     (23,897)

   (Decrease) in nonsystem sales (MWh)                  (228,651)

A 24 % decline in average unit costs of gas sold, which is passed on to customers through commission approved gas cost adjustments, was the major reason for a $12 million (33%) decrease in gas revenues during the current quarter. The considerably milder winter temperatures nationwide created excess spot market gas supplies, causing downward pressure on market prices.

   The warmer weather resulted in lower residential and commercial sales; billed sales to these customers were down
12% and 10%, respectively. Additionally, industrial gas sales decreased 9% due to fewer requirements of those customers.

   The Company's adoption of the unbilled revenues method of accounting effective January 1, 1995 resulted in a $2.3 million reduction in gas revenues. (Refer to the following "Changes In Accounting Method" and to Note 6 of the Notes to Consolidated Financial Statements for further discussion of this accounting change and the $6.3 million positive adjustment to net income for the cumulative effect of the change as of January 1, 1995.)

   Although the Company's base retail gas rates have increased overall about 4% since August 1994 when the second step of its two-step retail rate increase became effective, the impact of the adjustment during the first quarter of 1995 was offset by changes in sales mix and other factors.

   The changes in gas revenues are shown below:

                                              Revenue Increase (Decrease)
                                                  From Corresponding
                                                    Period in 1994
                                                        Three Months
                                                        Ended 3-31-95
                                                        (in thousands)
   Cost of gas recovery                                 $ (6,300)

   Change in sales volume (including a $2,300
    reduction due to change in accounting method)         (5,600)

   Other                                                     (73)
                                                        $(11,973)

   (Decrease) in total throughput (MDth)                    (979)


OPERATING EXPENSES

   Fuel for electric generation decreased $5.7 million
(23%) during the current quarter due to a 14% decrease in generation resulting from the reduction in nonsystem sales activity and due to the lower per unit fuel costs.
Similarly, cost of gas sold declined $7.4 million (29%) during the first three months of 1995 due to the decline in spot market prices and fewer unit deliveries.

   Higher other operation expenses and depreciation expense reflected the February 1, 1995 commercial operation of the Company's $103 million investment to comply with the Clean
Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7 of Management's
Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1994 Form 10-K report for further discussion.) Other operation expenses also reflected increased employee benefit costs and increases in various other operating expenses.

   Federal and state income taxes on operations were down $4.6 million chiefly due to a $9.2 million decline in pre-tax operating income and to a $1.2 million reduction in income taxes resulting from settlement of the Company's most recent IRS audit.

OTHER INCOME

   Other income was relatively unchanged during the reporting period despite much lower allowance for equity funds used during construction, the result of the completed construction of the Company's new sulfur dioxide scrubber and other equipment required to comply with the Clean Air Act Amendments of 1990 (previously discussed). Other income during the first quarter included the sale to another utility of the Company's 1995 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") granted by the Environmental Protection Agency. The Company has an agreement with the utility to sell to it essentially all of the Company's allotment of "bonus" allowances for the five year period beginning 1995.

CHANGE IN ACCOUNTING METHOD

   Effective January 1, 1995, the Company adopted the unbilled revenue method of accounting to accrue the amount of revenue for sales delivered but unbilled at the end of each month to more closely match revenues with expenses. Previously, the Company recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month became part of operating revenues in the following month. The unbilled revenue method of accounting is a utility industry norm; few utilities remain on the cycle billing method.

   The adoption of this new method of accounting in the first quarter of 1995 reduced electric and gas operating revenues of $2.7 million and $2.3 million, respectively.
Net of income taxes, these reductions represent a $3.1 million (20 cents per common share) decrease in net income. The cumulative effect of this change in accounting method as of January 1, 1995, net of income taxes, was $6.3 million (40 cents per common share) and is reported as a separate component of net income for 1995. The net effect of the change for the quarter was a $3.2 million (20 cents per common share) increase in net income. (See Note 6 of Notes to Consolidated Financial Statements for further discussion of this accounting change and the impact of the change on prior periods on a proforma basis.)

EARNINGS

   Earnings per share of common stock for the first quarter rose nine cents (10%) compared to the same period in 1994. The increase resulted from the 20 cents per share net increase due to the change to the unbilled revenue method of accounting, the sale of "bonus" emission allowances and the reduction in income taxes, all of which were partially offset by the impact of lower gas and electric sales and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and to expenditures for the Company's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter ended March 31, 1995 totaled $10 million, representing an $8.3 million decrease from the same period in 1994 when the Company's new "scrubber" was under construction. These expenditures were fully funded during the current period with internally generated cash. The Company anticipates continued financial stability during the remainder of 1995 and is presently faced with no liquidity problems.

   The Company estimates that construction expenditures for the five year period 1995-1999 will total approximately $230 million, including approximately $47 million to develop and implement DSM programs; however, anticipated changes in the electric industry and other factors may require changes to the level of future DSM expenditures. (See "Demand Side Management" in Item 7 of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1994 Form 10-K report for further discussion).
  Although the Company expects the majority of the construction requirements and an estimated $90 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $55-70 million of external financing is anticipated to meet such requirements.

OTHER MATTERS

   All hearings have been completed on the Company's third and final step of a requested adjustment in base electric rates, primarily to recover the construction and operating costs of its Clean Air Act Compliance project. A decision is anticipated by mid-year.

   On April 10, 1995 the Company executed a contract buyout settlement with the Ziegler Coal Company for the Company's remaining long-term coal contract which originally ran through 1998. Under the settlement, the Company will pay
Ziegler $45.5 million during the second quarter of 1995, of which approximately $29 million will have been escrowed by July 15, 1995, the revised contract termination date. The remaining $16.5 million will be recovered form utility customers during the balance of 1995 and 1996. The Company anticipates a $58 million net savings in fuel expense as a result of the buyout. Due to the regulatory treatment of the buyout payment and the resulting fuel expense savings, the contract settlement will have no impact on financial results.

                  PART TWO - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of shareholders was held at 3:00
         P.M. (CST) on March 28, 1995, with the following actions taken:

     (b) The following three individuals were re-elected as directors of the Company for three year terms:
         Donald A. Rausch, Richard W. Shymanski and Norman
         P. Wagner.

         The adoption of an Agreement and Plan of Exchange for corporate reorganization and formation of holding company was approved.

         The appointment of Arthur Andersen LLP as independent auditors of the Company for 1995 was ratified.

     (c) The following table shows the voting results as to each matter considered by the shareholders:


             ITEM 1: VOTE FOR ELECTION OF DIRECTORS
                  Total Votes Cast: 13,946,606

   Nominee                        Votes For       Votes
Withheld
   Donald A. Rausch               13,781,943      164,663
   Richard W. Shymanski           13,802,607      143,999
   Norman P. Wagner               13,770,754      175,852

   ITEM 2: APPROVE CORPORATE REORGANIZATION AND FORMATION OF A
         HOLDING COMPANY
                  Total Votes Cast: 12,823,893

     For                          Against         Abstain
     12,405,632                   156,553         261,708

         ITEM 3: RATIFICATION OF APPOINTMENT OF AUDITORS
                  Total votes Cast: 13,945,395

   For                            Against         Abstain
                                  >c>
   13,763,118                     35,664          146,613

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

           SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          (Registrant)


                     s/s S. M. KERNEY
                         S. M. Kerney
                         Controller


May 15, 1995



SOU                 THERN INDIANA GAS AND ELECTRIC COMPANY

                                     IND                                   EX

                                                                 Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the Three Months
     ended March 31, 1995 and 1994                                   2

   Consolidated Statements of Cash Flows for the
     Three Months ended March 31, 1995 and 1994                      3

   Consolidated Balance Sheets at March 31, 1995 and
     December 31, 1994                                              4-5

   Consolidated Statements of Capitalization at March 31,
     1995 and December 31, 1994                                      6

   Consolidated Statements of Retained Earnings for the
     Three Months ended March 31, 1995 and 1994                      7

   Notes to Consolidated Financial Statements                        8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                    10-13


Part II - Other Information                                         14

Signature                                                           15

