Form 10-Q
period 1995-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1995-08-14
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED June 30, 1995

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

Common Stock, without par value - 15,754,826 Shares
Outstanding at June 30, 1995

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME

                                   Three Months Ended  Six Months Ended
                                       June 30,            June 30,
                                   1995      1994      1995      1994
                                   (in thousands except per share data)
OPERATING REVENUES
 Electric                          $66,343   $60,484   $126,658  $129,126
 Gas                                13,518    13,774     37,626    49,855
   Total operating revenues         79,861    74,258    164,284   178,981

OPERATING EXPENSES

 Operation:
   Fuel for electric generation     19,034    19,652     37,992    44,324
   Purchased electric energy         4,119     2,100      5,273     3,385
   Cost of gas sold                  5,756     6,366     23,547    31,549
   Other                            11,895    11,698     23,418    22,322
     Total operation                40,804    39,816     90,230   101,580
 Maintenance                         8,516     8,832     14,352    14,070
 Depreciation and amortization      10,419     9,435     20,660    18,871
 Federal and state income taxes      4,300     3,028      6,913    10,300
 Property and other taxes            3,231     2,831      6,869     6,626
   Total operating expenses         67,270    63,942    139,024   151,447

OPERATING INCOME                    12,591    10,316     25,260    27,534

 Other Income:
   Allowance for other funds
    used during construction            98     1,246        208     2,394
   Interest                            232       145        426       332
   Other, net                          575       758      2,276     1,346
    Total operating income             905     2,149      2,910     4,072
INCOME BEFORE INTEREST CHARGES      13,496    12,465     28,170    31,606
 Interest Charges:
   Interest on long-term debt        4,657     4,666      9,311     9,289
   Amortization of premium,
    discount and expense on debt       186       185        356       360
   Other interest                      323       222        725       461
   Allowance for borrowed funds
    used during construction          (102)     (615)      (414)   (1,171)
    Total income before interest
      charges                        5,064     4,458      9,978     8,939
NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                 8,432     8,007     18,192    22,667

CUMULATIVE EFFECT AT JANUARY 1, 1995
 OF ADOPTING THE UNBILLED REVENUES
METHOD OF ACCOUNTING - NET OF
 INCOME TAXES                             -        -      6,293         -

NET INCOME                           8,432     8,007     24,485    22,667

 Preferred Stock Dividends             274       276        550       552

NET INCOME APPLICABLE TO
 COMMON STOCK                      $ 8,158   $ 7,731   $ 23,935  $ 22,115
AVERAGE COMMON SHARES OUTSTANDING   15,755    15,755     15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK
 NET INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE                $0.52     $0.49      $1.12     $1.40
CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                                  -         -       0.40         -

NET INCOME                           $0.52     $0.49      $1.52     $1.40

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                     Six Months Ended
                                                        June 30,
                                                     1995      1994
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 24,485  $ 22,667
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    20,660    18,871
      Deferred income taxes and investment
       tax credits, net                                 3,606     1,487
      Allowance for other funds used during
       construction                                      (208)   (2,394)
      Cumulative effect of accounting change           (6,293)        -
      Change in assets and liabilities:
        Receivables, net                               (4,457)    3,586
        Inventories                                     3,191     2,862
        Coal contract settlement                      (11,429)    2,833
        Accounts payable                               (7,153)   (6,426)
        Accrued taxes                                   2,356      (631)
        Refunds from gas suppliers                       (914)        -
        Refunds to customers                           (1,385)    2,657
        Accrued coal liability                        (22,018)    6,421
        Other                                           2,777     3,646
      Net cash provided by operating activities         3,218    55,579

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures (net of allowance for
   other funds used during construction)              (17,595)  (42,230)
  Demand side management program expenditures          (3,083)   (2,648)
  Purchases of investments                               (801)   (4,507)
  Sales of investments                                  1,250     3,103
  Investments in partnerships                             725       379
  Change in nonutility property                        (4,258)     (770)
  Other                                                   501       515
    Net cash used in investing activities             (23,261)  (46,158)
CASH FLOWS FROM FINANCING ACTIVITIES:
  First mortgage bonds                                    (50)        -
  Dividends paid                                      (13,861)  (13,500)
  Reduction in Preferred Stock                            (91)        -
  Change in environmental improvement funds
   held by Trustee                                      6,695     9,279
  Change in notes payable                               6,215     6,478
  Payment on partnership obligations                   (3,256)   (3,849)
Other                                                     310         -
    Net cash (used) provided in financing activities   (4,038)   (1,592)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (24,081)    7,829

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       28,060    14,732

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,979  $ 22,561

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC
CONSOLIDATED BALANCE SHEETS
    June 30,  December 31,
                                                   1995        1994
                                                   (thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                         $1,008,659  $  907,591
  Gas                                                 116,426     114,951
                                                    1,125,085   1,022,542
    Less - Accumulated provision for depreciation     472,501     456,922
                                                      652,584     565,620
    Construction work in progress                      22,536     112,316
       Net Utility Plant                              675,120     677,936

Other Investments and Property:
  Investments in leveraged leases                      34,519      34,746
  Investments in partnerships                          22,686      23,411
  Environmental improvement funds held by Trustee       3,831      10,526
  Nonutility property and other                        17,041      12,783
    Total Other Investments and Property               78,077      81,466

Current
  Cash and cash equivalents                             3,979       6,042
  Restricted cash                                           -      22,018
  Temporary investments                                 4,681       5,444
  Receivables, less allowance of
   $243 and $166, respectively                         36,332      25,582
  Inventories                                          43,250      46,441
  Coal contract settlement                             19,114       7,685
  Other current assets                                  2,178       2,355
    Total Current                                     109,534     115,567

Deferred Charges:
  Coal contract settlement                              2,557           -
  Unamortized premium on reacquired debt                6,381       6,621
  Postretirement benefits obligation other
   than pensions                                       10,156       8,011
  Demand side management program                       14,613      11,530
  Other deferred charges                               14,924      16,109
    Total Deferred Charges                             48,631      42,271

                                                   $  911,362  $  917,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
                                                   June 30,   December 31,
                                                   1995        1994
                                                   (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                       $102,798    $102,798
Retained Earnings                                   229,047     218,424
Less-unrealized loss on debt and equity securities       32         106
                                                    331,813     321,116
Less Treasury Stock, at cost                         24,540      24,540
   Common Shareholders' Equity                      307,273     296,576
Cumulative Nonredeemable Preferred Stock             11,090      11,090
Cumulative Redeemable Preferred Stock                 7,500       7,500
Cumulative Special Preferred Stock                      924       1,015
Long-Term Debt, net of current maturities           267,805     264,110
Long-Term Partnership Obligations,
 net of current maturities                            7,394       9,507
  Total capitalization, excluding bonds subject to
   tender (see Consolidated Statements
   of Capitalization)                               601,986     589,798

Current Liabilities:
  Current Portion of Adjustable Rate
   Bonds Subject to Tender                           31,500      31,500
  Current Maturities of Long-Term Debt,
   Interim Financing and Long-Term Partnership Obligations:
       Maturing long-term debt                        5,223       7,803
       Notes payable                                 27,110      22,060
       Partnership obligations                        2,231       3,374
         Total current maturities of long-term
          debt, interim financing and
          long-term partnership obligations          34,564      33,237

  Other Current Liabilities:
       Accounts payable                              28,030      35,183
       Dividends payable                                123         125
       Accrued taxes                                  9,205       6,849
       Accrued interest                               4,535       4,599
       Refunds to customers                          11,570      14,844
       Acrued coal liability                              -      22,018
       Other accrued liabilities                     18,707      16,339
       Total other current liabilities               72,170      99,957
       Total current liabilities                    138,234     164,694

Deferred Credits and Other:
  Accumulated deferred income taxes                 123,999     120,576
  Accumulated deferred investment tax credits,
   being amortized over lives of property            23,924      24,702
  Regulatory income tax liability                     5,013       4,052
  Postretirement benefits other than pensions        10,609       8,384
  Other                                               7,597       5,034
    Total Deferred Credits and Other                171,142     162,748
                                                   $911,362    $917,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
CONSOLIDATED  STATEMENTS OF CAPITALIZATION
                                                   June 30,   December 31,
                                                   1995        1994
                                                   (in thousands)
COMMON SHAREHOLDERS' EQUITY:
  Common Stock, without par value, authorized
     50,000,000 shares, issued 16,865,003 shares   $102,798    $102,798
  Retained Earnings, $2,194,122 restricted as
     to payment of cash dividends on common stock   229,047     218,424
  Less-unrealized loss on debt and
   equity securities                                     32         106
                                                    331,813     321,116
   Less Treasury Stock, at cost, 1,110,177 shares    24,540      24,540
                                                    307,273     296,576
PREFERRED STOCK:
  Cumulative, $100 par value, authorized
   800,000 shares issuable, in series
     Nonredeemable
       4.8% Series, outstanding 85,895 shares,
        callable at $110 per share                    8,590       8,590
       4.75% Series, outstanding 25,000 shares,
        callable at $101 per share                    2,500       2,500
                                                     11,090      11,090
     Redeemable
       6.50% Series, outstanding 75,000 shares
        redeemable at $100 per share
        December 1, 2002                              7,500       7,500

SPECIAL PREFERRED STOCK:
   Cumulative, no par value, authorized 5,000,000
     shares, issuable in series: 8-1/2% series,
     outstanding 9,237 shares, redeemable
     at $100 per share                                  924       1,015

LONG-TERM DEBT, NET OF CURRENT MATURITIES:
   First mortgage bonds                             259,660     259,615
   Notes payable                                      8,974       5,345
   Unamortized debt premium and discount, net          (829)       (850)
                                                    267,805     264,110
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                           7,394       9,507

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE:
     2015, Series B, presently 4.6%                  31,500      31,500
                                                     31,500      31,500
      Total capitalization, including bonds
       subject to tender                           $633,486    $621,298

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                                 for the six months ended
                                                        June 30,
                                                   1995        1994
                                                     (in thousands)
Balance Beginning of Period                        $218,424    $204,449
Net Income                                           24,485      22,667
                                                    242,909     227,116
Preferred stock dividends                               550         543
Common stock dividends ($0.845 per share in 1995 and
  $0.825 per share in 1994)                          13,312      12,957
                                                     13,862      13,500
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)    $229,047    $213,616

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders.
     The consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company and its wholly-owned subsidiaries, Southern Indiana Properties, Inc., Lincoln Natural Gas Company, Inc., Energy Systems Group, Inc. (Energy) and Southern Indiana Minerals, Inc. (SIMI), and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Energy and SIMI were incorporated during the second quarter of 1994. Because of seasonal and other factors, the earnings for the six months ending June 30, 1995 should not be taken as an indication for all or any part of the balance of 1995.

2.   UTILITY PLANT

     Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rates (before income taxes) used by the Company for the six months ending June 30, 1995 and 1994 were 8.5% and 9.6%, respectively.

3.   CASH FLOW INFORMATION

     For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company, for the six months ended June 30, 1995 and 1994 paid interest (net of amounts capitalized) of $9,687,000 and $8,518,000, respectively, and income taxes of $4,714,000 and $7,933,000, respectively. Additionally, the Company is involved in several partnerships which are partially financed by partnership obligations amounting to $9,625,000 and $12,881,000 at June 30, 1995 and December
31, 1994, respectively.

4.   LONG-TERM DEBT

     On May 1, 1995, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 3.50% to 4.60%. The new interest rate, 4.60% will be fixed through April 30, 1996. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

5.   OPERATING REVENUES - ACCOUNTING CHANGE

     The Company previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, the Company changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years, net of income taxes, is included in net income for 1995. The effect of the change for the quarter was to increase net income $2.1 million ($.13 per share) which is reflected in operations. The effect of the change for the six months was to increase net income $5.2 million ($.33 per share), of which a decrease of $1.1 million ($.07 per share) is reflected in operations, and an increase of $6.3 million ($.40 per share), the cumulative effect of the change as of January 1, 1995, is reported as a separate component of net income. Summarized below is the proforma effect of this change, as if the change had been effective during the following periods:

                                  Three Months        Six Months
                                  Ended June 30       Ended June 30,
                                  1995       1994     1995      1994
As Reported
   Operating Revenues
     Electric                     $66,343    $60,484  $126,658  $129,126
     Gas                           13,518     13,774    37,626    49,855
       Total                       79,861     74,258   164,284   178,981
   Operating Income                12,591     10,316    25,260    27,534
   Net Income                       8,432      8,007    24,485    22,667
   Earnings Per Share of
     Common Stock                   $0.52      $0.49     $1.52     $1.40

Proforma
   Operating Revenues
     Electric                     $66,343    $64,922  $126,658  $130,756
     Gas                           13,518     15,838    37,626    49,444
       Total                       79,861     80,760   164,284   180,200
   Operating Income                12,591     14,417    25,260    28,303
   Net Income                       8,432     12,108    18,192    23,436
   Earnings Per Share of
     Common Stock                   $0.52      $0.75     $1.12     $1.45

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING REVENUES

   Electric revenue was $5.8 million (10%) greater during the second quarter compared to the same period in 1994, primarily due to stronger nonsystem sales and the Company's adoption of the unbilled revenue method of accounting. Nonsystem sales, which typically have lower per unit margins than system sales, were up substantially due to increased sales to Alcoa Generating Corporation (AGC) during a major maintenance outage on one of AGC's generating units, and due to the Company's more aggressive marketing of electric power to nonassociated utilities. Despite milder temperatures during the recent quarter, when cooling degree days were 10% fewer than a year ago, system sales rose 3% due to the Company's adoption of the unbilled revenue method of accounting January 1, 1995. The change in accounting method, which recognizes revenues for gas and electric energy delivered to customers, but unbilled at the end of each month, effected a 6% increase in system sales and a $2.8 million increase in electric revenue for the second quarter. (Refer to "Change In Accounting Method" and Note 5 of the Notes to Consolidated Financial Statements for further discussion of this accounting change.) In addition to the impact of greater nonsystem sales and the change in accounting method, electric revenues rose $1.1 million during the current quarter due to the second step of the Company's electric rate increase effective June 29, 1994, which raised retail rates approximately 2.3% overall.

   During the six month period ending June 30, 1995, electric revenues declined $2.5 million (2%) compared to the first two quarters of 1994, chiefly due to the recovery of 9% lower per unit fuel and purchased power costs. Changes in the cost of fuel for electric generation and purchased power are passed on to customers through commission approved fuel cost adjustments. Fewer sales to residential and commercial customers due to milder temperatures during the period and fewer sales to nonsystem customers caused related revenues to decline. The change to the unbilled revenue method of accounting had little impact on electric revenue for the six month period. (Refer to the following "Change In Accounting Method" and to Note 5 of the Notes to Consolidated Financial Statements for further discussion of this accounting change and the $6.3 million increase in net income for the cumulative effect of the change as of January 1, 1995.) Due to the second step of the Company's electric rate increase, revenues from retail customers during the six month period rose $2.4 million, partially offsetting the impact of the lower fuel costs and decreased sales.

   The changes in electric revenue are shown below:

                                          Revenue Increase (Decrease) From
                                            Corresponding Period in 1994
                                             Three Months    Six Months
                                             Ended 6-30-95  Ended 6-30-95
                                                    (in thousands)
Change in sales volume (including a $2,800
 increase during the three month period due
 to change in accounting method; impact on
 six months due to the change in accounting
 method was less than $100)                    $  5,300       $ (1,600)
Effect of rate adjustments in sales to
 retail customers                                 1,100          2,400
Fuel and purchased power recovery                  (700)        (3,200)
Other                                               159            (68)
                                               $  5,859       $ (2,468)
Increase in system sales (MWh)                   32,665          8,460
Increase (decrease) in nonsystem sales (MWh)    215,790        (12,861)

   A decline in billed weather-sensitive gas sales was the major reason for a small decrease in gas revenues during the three months ended June 30, 1995. The change in accounting method to record unbilled sales revenue effected a $0.5 million increase in related revenues. The impact during the current quarter of the increase in the Company's base retail gas rates, about 4% overall since August 1994 when the second step of its two step retail rate adjustment became effective, partially offset the impact of the lower sales.

   Residential and commercial sales billed to customers declined 13% and 8%, respectively, during the first half of 1995 versus the first six months of 1994 due to milder winter weather during the first quarter of 1995. Winter temperatures in the Company's service area, when measured in heating degree days, were 15% warmer than in 1994 and 14% warmer than normal, resulting in a $4.2 million reduction in related revenues. The change in accounting method to record unbilled revenues effected an additional $1.7 million reduction in sales-related gas revenues. An 18% decline in average unit costs of gas sold during the six month period, which is passed on to customers through commission approved gas cost adjustments, resulted in a $6.1 million decrease in gas revenues. Considerably milder winter temperatures nationwide created excess spot market gas supplies, causing downward pressure on market prices during the first three months of 1995. The impact of the Company's retail rate adjustment was partially offset by a less favorable sales mix during the 1995 period.

   The changes in gas revenues are shown below:

                                         Revenue Increase (Decrease) From
                                           Corresponding Period in 1994
                                             Three Months    Six Months
                                             Ended 6-30-95  Ended 6-30-95
                                                    (in thousands)
<s
Change in sales volume (including a $500
 increase and a $1,700 reduction,
 respectively, due to change in
 accounting method)                            $(1,300)       $  (6,900)

Cost of gas recovery                               200           (6,100)

Effect of rate adjustments in sales to
 retail customers and sales mix                    844              771
                                               $  (256)        $(12,229)

(Decrease) in total throughput (MDth)           (1,075)          (2,053)

OPERATING EXPENSES

   Although per unit fuel costs were lower during the current quarter, the cost of fuel for electric generation and purchased electric energy increased $2.1 million (6%) during the second quarter as a result of a 19% increase in units delivered to customers. Fuel and purchased power costs declined $4.4 million (9%) during the six months ended June 30, 1995 primarily due to an 8% decline in the Company's per unit fuel costs. Cost of gas sold declined $.6 million during the current quarter due to fewer unit deliveries; the substantial decline in spot market prices during the first quarter of 1995 and the decline in deliveries to residential and commercial customers caused an $8 million (25%) drop in cost of gas sold during the first half of 1995.

   On June 8, exactly 13 years after a devastating storm in 1982, the Company's electric service area experienced a storm requiring expenditures totaling $3.5 million to restore service to its customers. Of the total storm restoration costs approximately $2 million were related to system repairs; the remainder represented capital replacements. Lower production maintenance expenditures during the second quarter offset the impact of the storm-related maintenance expenditures.

   During the three and six month periods, increases in other operating expenses and depreciation expense reflected the February 1, 1995 commercial operation of the Company's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7 of Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1994 Form 10-K report for further discussion.) Other operation expenses for the first half of 1995 also included increased employee benefit costs.

   Greater pretax operating income during the second quarter caused a $1.3 million increase in federal and state income taxes. Conversely, a $5.7 million decline in pretax operating income for the first six months of 1995 and a $1.2 million reduction in income taxes during the first quarter resulting from settlement of the Company's most recent IRS audit, caused a $3.4 million reduction in income tax expense for the six months ending June 30, 1995.

OTHER INCOME

   The decline in other income during both reporting periods reflects much lower allowance for equity funds used during construction, the result of the completed construction of the Company's new sulfur dioxide scrubber and other equipment required to comply with the Clean Air Act Amendments of 1990 (previously discussed). Other income during the six month period included the January sale to another utility of the Company's 1995 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") granted by the Environmental Protection Agency. The Company has an agreement with the utility to sell to it essentially all of the Company's allotment of "bonus" allowances for the five year period beginning 1995.

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

   The adoption of this new method of accounting on January 1, 1995 reduced electric and gas operating revenues $2.7 million and $2.3 million, respectively, in the first quarter. Net of income taxes, these reductions represented a $3.1 million (20 cents per common share) decrease in net income. The cumulative effect of this change in accounting method as of January 1, 1995, net of income taxes, was $6.3 million (40 cents per common share) and is reported as a separate component of net income for 1995. The net effect of the accounting change for the first quarter was a $3.2 million (20 cents per common share) increase in net income. For the second quarter, the accounting method change effected a $2.8 million and a $.5 million increase in electric and gas operating revenues, respectively. Net of income taxes, net income during the current quarter was increased $2.1 million (13 cents per common share) by the change. The net effect of the change in accounting method on the six months ended June 30, 1995 was a $5.2 million (33 cents per common share) increase in net income applicable to common stock. (See Note 5 of Notes to Consolidated Financial Statements for further discussion of this accounting change and the impact of the change on prior periods on a proforma basis.)

   The following table illustrates the net impact on earnings per share of common stock for the reported periods due to the adoption of the unbilled revenue method of accounting:

                                     1 Qtr     2 Qtr    Six Months
  Cumulative effect as of
  January 1, 1995                    $ .40    $   -     $ .40

  Impact on operating results         (.20)     .13      (.07)

  Net impact on earnings
  per common share                   $ .20    $ .13     $ .33

EARNINGS

  Earnings per share of common stock for the second quarter was up three cents (6%) compared to the same period in 1994. The increase resulted from the 13 cents per share increase due to the change to the unbilled revenue method of accounting and from to stronger sales to nonsystem electric customers, which were partially offset by the impact of fewer billed gas and electric sales and higher operating expenses.

  For the six months ended June 30, 1995, earnings per share of common stock rose 12 cents (9%) chiefly due to the 33 cents per share impact of the accounting change, the first quarter sale of "bonus" emission allowances, higher per unit sales margins resulting from approved increases in gas and electric rates and the reduction in income tax expense, all of which were partially offset by much lower weather-sensitive gas and electric sales, higher operating expenses and the reduction in allowance for funds used during construction.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and to expenditures for the Company's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter and six months ended June 30, 1995 totaled $10.7 million and $20.7, respectively, and were fully funded with internally generated cash. The Company anticipates continued financial stability during the remainder of 1995 and is presently faced with no liquidity problems.

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

OTHER MATTERS

  On June 21, 1995, the Indiana Utility Regulatory
Commission issued its order concerning the third and final step of the Company's requested adjustment in base electric rates, primarily to recover the construction and operating costs of its Clean Air Act compliance project. The order grants a 2.05% overall increase in retail electric rates, which represents an estimated $4.5 million in annual revenues.

  On April 10, 1995, the Company executed a contract buyout settlement with the Ziegler Coal Company for the Company's remaining long-term coal contract which originally ran through 1998. Under the settlement, the Company paid Ziegler $45.5 million during the second quarter of 1995, of which approximately $28.5 million was escrowed by July 15, 1995, the revised contract termination date. The remaining $17 million will be recovered from utility customers during the balance of 1995 and 1996. The Company anticipates a $58 million net savings in fuel expense as a result of the buyout. Due to the regulatory treatment of the buyout payment and the resulting fuel expense savings, the contract settlement will have no impact on financial results.

  In March 1995, the Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking by which the FERC will require public utilities that own or control facilities used for the transmission of electric energy in interstate commerce to offer "open access" transmission service on a nondiscriminatory basis. The FERC also proposes to allow, in certain circumstances, the collection of charges for the recovery of stranded costs when customers change power suppliers. The FERC expects to issue final rules by February 1996.

                  PART TWO - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
        Holders

  NONE

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



SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
INDEX

                                                                 Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the Six Months
     ended June 30, 1995 and 1994                                    2

   Consolidated Statements of Cash Flows for the
     Six Months ended June 30, 1995 and 1994                         3

   Consolidated Balance Sheets at June 30, 1995 and
     December 31, 1994                                              4-5

   Consolidated Statements of Capitalization at June 30,
     1995 and December 31, 1994                                      6

   Consolidated Statements of Retained Earnings for the
     Six Months ended June 30, 1995 and 1994                         7

   Notes to Consolidated Financial Statements                        8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                    10-14


Part II - Other Information                                         15

Signature                                                           15






