Form 10-Q
period 1995-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1995-11-15
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

(Mark One)
[  X  ]    QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED September 30, 1995

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

Common Stock, without par value - 15,754,826 Shares
Outstanding at September 30, 1995

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME
                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1995      1994      1995      1994
                                   (in thousands except per share data)
OPERATING REVENUES
  Electric                         $83,734   $73,290   $210,392  $202,416
  Gas                                5,693     3,916     43,319    53,771

    Total operating revenues        89,427    77,206    253,711   256,187

OPERATING EXPENSES
  Operation:
   Fuel for electric generation     23,548    21,850     61,539    66,174
   Purchased electric energy         2,799       663      8,072     4,048
   Cost of gas sold                  1,219       336     24,766    31,885
   Other                            13,640    10,544     37,057    32,866
      Total operation               41,206    33,393    131,434   134,973
  Maintenance                        7,126     6,869     21,477    20,939
  Depreciation and amortization      9,331     9,435     29,990    28,306
  Federal and state income taxes     8,648     7,148     15,561    17,448
  Property and other taxes           3,405     3,067     10,274     9,693
        Total operating expenses    69,716    59,912    208,736   211,359

OPERATING INCOME                    19,711    17,294     44,975    44,828
  Other Income:
   Allowance for other funds
   used during construction            137       782        345     3,176
    Interest                           403       186        828       518
    Other, net                       1,252       797      3,527     2,143
       Total Other Income            1,792     1,765      4,700     5,837

INCOME BEFORE INTEREST CHARGES      21,503    19,059     49,675    50,665
  Interest Charges:
   Interest on long-term debt        4,799     4,658     14,109    13,947
    Amortization of premium, discount,
      and expense on debt              168       298        525       658
    Other interest                     608       402      1,334       863
    Allowance for borrowed funds used
     during construction              (159)     (436)      (572)    (1,607)
       Total Charges                 5,416     4,922     15,396     13,861
NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                16,087    14,137     34,279     36,804

CUMULATIVE EFFECT AT JANUARY 1, 1995
OF ADOPTING THE UNBILLED REVENUES
METHOD OF ACCOUNTING -
 NET OF INCOME TAXES                     -         -      6,293         -

NET INCOME                          16,087    14,137     40,572    36,804
   Preferred Stock Dividends           274       276        825       829
NET INCOME APPLICABLE TO
 COMMON STOCK                      $15,813   $13,861   $ 39,747  $ 35,975

AVERAGE COMMON SHARES OUTSTANDING   15,755    15,755     15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK
NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                 $1.00     $0.88      $2.12     $2.28

CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                                  -         -       0.40         -

NET INCOME                           $1.00     $0.88      $2.52     $2.28

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                      September 30,
                                                  1995          1994
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                     $ 40,572     $ 36,804
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                29,990       28,306
       Deferred income taxes and investment
        tax credits, net                             4,499        2,179
       Allowance for other funds used
        during construction                           (345)      (3,176)
       Cumulative effect of accounting change       (6,293)           -
       Change in assets and liabilities:
         Receivables, net                          (18,105)       1,665
         Inventories                                 6,474       (1,429)
         Coal contract settlement                   (9,358)       4,209
         Accounts payable                          (10,948)      (9,184)
         Accrued taxes                               5,726       (1,143)
         Refunds from gas suppliers                  2,722        1,265
         Refunds to customers                       (6,300)       6,530
         Accrued coal liability                    (22,018)       9,997
         Other assets and liabilities                5,267        4,317
     Net cash provided by operating activities      21,883       80,340

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)         (26,701)      (58,429)
  Demand side management program expenditures      (4,908)       (5,085)
  Investments in leveraged leases                    (283)            -
  Purchases of investments                           (500)       (6,593)
  Sales of investments                              4,107         6,556
  Investments in partnerships                         970           379
  Change in nonutility property                    (1,036)       (2,831)
  Other                                               (82)          982
      Net cash used in investing activities       (28,433)      (65,021)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                               (300)            -
  Dividends paid                                  (20,793)      (20,275)
  Reduction in preferred stock                        (91)         (105)
  Change in environmental improvement
   funds held by Trustee                            6,638        11,143
  Change in notes payable and long-term debt        1,670        10,328
  Payments on partnership obligations              (3,256)       (3,849)
  Other                                               464             -
      Net cash used by financing activities       (15,668)       (2,758)

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                            (22,218)       12,561

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              28,060        14,732

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $5,842      $ 27,293

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                              September 30,  December 31,
                                                   1995         1994
                                                     (in thousands)
ASSETS
Utility Plant, at original cost:
     Electric                                     $1,012,502   $  907,591
     Gas                                             118,087      114,951
       Total Utility Plant                         1,130,589    1,022,542
     Less - Accumulated provision
      for depreciation                               479,283      456,922
       Total                                         651,306      565,620
     Construction work in progress                    24,247      112,316
         Net utility plant                           675,553      677,936

Other Investments and Property:
     Investments in leveraged leases                  35,029       34,746
     Investments in partnerships                      22,441       23,411
     Environmental improvement funds
      held by Trustee                                  3,888       10,526
     Nonutility property and other                    13,820       12,783
        Total other investments and property          75,178       81,466

Current Assets:
     Cash and cash equivalents                         5,842        6,042
     Restricted cash                                       -       22,018
     Temporary investments,at market                   1,357        5,444
     Receivables, less allowance of
      $183 and $180, respectively                     49,979       25,582
     Inventories                                      39,967       46,441
     Coal contract settlement                         17,043        7,685
     Other current assets                              1,638        2,355
        Total current assets                         115,826      115,567

Deferred Charges:
     Unamortized premium on reacquired debt            6,262        6,621
     Postretirement benefits other than pensions       9,574        8,011
     Demand side management program                   16,438       11,530
     Other deferred charges                           14,157       16,109
        Total deferred charges                        46,431       42,271
                                                  $  912,988   $  917,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                               September 30,  December 31,
                                                   1995        1994
                                                      (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                      $102,798     $102,798
Retained Earnings                                  238,203      218,424
Less-unrealized loss on debt and
 equity securities                                       -          106
                                                   341,001      321,116
Less Treasury Stock, at cost                        24,540       24,540
    Common Shareholders' Equity                    316,461      296,576
Cumulative Nonredeemable Preferred Stock            11,090       11,090
Cumulative Redeemable Preferred Stock                7,500        7,500
Cumulative Special Preferred Stock                     924        1,015
Long-Term Debt, net of current maturities          258,045      264,110
Long-Term Partnership Obligations,
 net of current maturities                           6,855        9,507
    Total capitalization, excluding bonds
     subject to tender (see Consolidated
     Statements of Capitalization)                 600,875      589,798

Current Liabilities:
     Current Portion of Adjustable Rate
      Bonds Subject to Tender                       31,500       31,500
     Current Maturities of Long-Term Debt,
      Interim Financing and Long-Term Obligations:
         Maturing long-term debt                    14,437        7,803
         Notes payable                              22,860       22,060
         Partnership obligations                     2,770        3,374
           Total current maturities of long-
            term debt, interim financing and
            long-term partnership obligations       40,067       33,237

Other Current Liabilities:
        Accounts payable                            24,235       35,183
        Dividends payable                              103          125
        Accrued taxes                               12,575        6,849
        Accrued interest                             7,703        4,599
        Refunds to customers                        10,292       14,844
        Accrued coal liability                           -       22,018
        Other accrued liabilities                   15,840       16,339
          Total other current liabilities           70,748       99,957
          Total current liabilities                142,315      164,694

Deferred Credits and Other:
   Accumulated deferred income taxes               125,718      120,576
   Accumulated deferred investment tax credits, being
     amortized over lives of property               23,536       24,702
   Regulatory income tax liability                   4,576        4,052
   Postretirement benefits other than pensions      10,027        8,384
   Other                                             5,941        5,034
         Total deferred credits and other          169,798      162,748
                                                  $912,988     $917,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                            September 30,    December 31,
                                                  1995         1994
                                                    (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
   50,000,000 shares, issued 16,865,003 shares    $102,798     $102,798
  Retained Earnings, $2,194,122 restricted as
   to payment of cash dividends on common stock    238,203      218,424
  Less-unrealized loss on debt and equity
   securities                                            -          106
                                                   341,001      321,116
  Less Treasury Stock, at cost, 1,110,177 shares    24,540       24,540
                                                   316,461      296,576
PREFERRED STOCK:
  Cumulative, $100 par value, authorized
   800,000 shares issuable, in series
     Nonredeemable
       4.8% Series, outstanding 85,895 shares,
        callable at $110 per share                   8,590        8,590
       4.75% Series, outstanding 25,000 shares,
        callable at $101 per share                   2,500        2,500
                                                    11,090       11,090
     Redeemable
       6.50% Series, outstanding 75,000 shares,
        redeemable at $100 per share
         December 1, 2002                            7,500        7,500

SPECIAL PREFERRED STOCK
  Cumulative, no par value, authorized 5,000,000
   shares, issuable in series: 8-1/2% series,
   outstanding 9,237 shares,
   redeemable at $100 per share                        924        1,015

LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                             244,862      259,615
  Notes payable                                     14,000        5,345
  Unamortized debt premium and discount, net          (817)        (850)
                                                   258,045      264,110
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                          6,855        9,507

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE:
   2015, Series B, presently 4.6%                   31,500       31,500
                                                    31,500       31,500
     Total capitalization, including bonds
      subject to tender                           $632,375     $621,298

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                                   Nine Months Ended
                                                      September 30,
                                                  1995         1994
                                                   (in thousands)
Balance Beginning of Period                       $218,424     $204,449
Net Income                                          40,572       36,804
                                                   258,996      241,253
Preferred stock dividends                              825          829
Common stock dividends ($1.2675 share in 1995
 and $0.12375 per share in 1994)                    19,968       19,446
                                                    20,793       20,275

Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)   $238,203     $220,978

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report to Shareholders.
     The 1995 consolidated statements are on the basis of interim figures and are subject to audit and adjust-

  ments. These financial statements include the accounts of Southern Indiana Gas and Electric Company and its wholly-owned subsidiaries, Southern Indiana Properties,
  Inc., Lincoln Natural Gas Company, Inc., Energy Systems
  Group, Inc., ComSource, Inc. and Southern Indiana
  Minerals, Inc. , and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations for the nine months ended September 30, 1995.
  ComSource, Inc. was incorporated during the second quarter of 1995. Because of seasonal and other factors, the earnings for the nine months ending September 30, 1995 should not be taken as an indication for all or any part of the balance of 1995.

2.   Utility Plant

     Utility plant is stated at the historical original cost of construction. Such cost includes payroll-related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for the cost of funds used during construction (AFUDC), which represents the estimated debt and equity cost of funds capitalized as a cost of construction. While capitalized AFUDC does not represent a current source of cash, it does represent a basis for future cash revenues through depreciation and return allowances. The weighted average AFUDC rates (before income taxes) used by the Company for the nine months ending September 30, 1995 and 1994 were 8.1% and 9.4%, respectively.

3.   Cash Flow Information

     For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     The Company, for the nine months ended September 30, 1995 and 1994 paid interest (net of amounts capitalized) of $11,767,000 and $10,155,000, respectively, and income taxes of $6,840,000 and $12,103,000, respectively.
  Additionally the Company is involved in several partnerships which are partially financed by partnership obligations amounting to $9,625,000 and $12,881,000 at September 30, 1995 and December 31,1994, respectively.

4.   Long-Term Debt

     On May 1, 1994, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 3.50% to 4.60%. The new interest rate, 4.60% will be fixed through April 30, 1996. For financial statement presentation the $31,500,000 of Adjustable Rate
  Pollution Control bonds are shown as a current liability.

5.   Operating Revenues - Accounting Change

     The Company previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month
  (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, the Company changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month.
  The cumulative effect of the change on prior years, net of income taxes, is included in net income for 1995.
  The effect of the change for the quarter was to increase net income $.3 million ($.02 per share) which is reflected in operations. The effect of the change for nine months was to increase net income $5.6 million
  ($.35 per share), of which a decrease of $.7 million
  ($.05 per share) is reflected in operations, and an increase of $6.3 million ($.40 per share), the cumulative effect of the change as of January 1, 1995, is reported as a separate component of net income.
  Summarized below is the pro forma effect of this change, as if the change had been effective during the following periods:

                              Three Months         Nine Months
                              Ended September 30,  Ended September 30,
                              1995      1994       1995      1994
   As Reported
   Operating Revenues
   Electric                   $83,734   $73,290    $210,392  $202,416
   Gas                        5,693     3,916      43,319    53,771
      Total                   89,427    77,206     253,711   256,187
   Operating Income           19,711    17,294     44,975    44,828
   Net Income                 16,087    14,137     40,572    36,804
   Earnings Per Share of
     Common Stock             $1.00     $0.88      $2.52     $2.28

   Pro Forma
   Operating Revenues
   Electric                   $83,734   $71,631    $210,392$ 202,387
   Gas                        5,693     3,701      43,319    53,145
      Total                   89,427    75,332     253,711   255,532
   Operating Income           19,711    16,112     44,975    44,415
   Net Income                 16,087    12,955     34,279    36,391
   Earnings Per Share of
     Common Stock             $1.00     $0.81      $2.12     $2.26

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Revenues

   Electric revenue was $10.4 million (14%) greater during the third quarter compared to the same period in 1994, primarily due to much stronger sales to electric customers and to higher base retail rates. Temperatures during the quarter, when measured by cooling degree days, were 36% warmer than a year ago, and the Company set a new peak demand record on August 17, 1995 (1,082 megawatts).
Although total system sales were up only 2% due to fewer industrial sales, billed residential sales rose 11% compared to the third quarter of 1994. Nonsystem sales, which typically have lower per unit margins than system sales, were up substantially due to increased sales to Alcoa Generating Corporation and to the Company's more aggressive marketing of electric power to nonassociated utilities. Electric revenues increased $1.7 million during the current quarter due to the third step of the Company's electric rate increase effective June 27, 1995, which raised retail rates approximately 2.05% overall. Other factors contributing to higher electric revenue for the period included the more favorable sales mix and the recovery of higher average unit fuel and purchased power costs.
   During the nine month period ending September 30, 1995, electric revenues rose $8 million (4%) compared to the first three quarters of 1994, chiefly due to the stronger sales during the third quarter and to the impact of the second and third steps of the Company's electric rate increase, effective June 29, 1994 and June 27, 1995, respectively.
The change to the unbilled revenue method of accounting had little impact on electric revenue for the nine month period. (Refer to the following "Change In Accounting Method" and to Note 5 of the Notes to Consolidated Financial Statements for further discussion of this accounting change and the $6.3 million increase in net income for the cumulative effect of the change as of January 1, 1995.) An improved sales mix during the nine month period also contributed to the increase in electric revenue. The recovery of 4% lower per unit fuel and purchased power costs partially offset these increases in electric revenue. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments.
   The changes in electric revenue are shown below:

                                        Revenue Increase (Decrease) From
                                        Corresponding Period in 1994
                                          Three Months       Nine Months
                                          Ended 9-30-95      Ended 9-30-95
                                                    (in thousands)
Change in sales volume (including a $300
 increase during the three month and nine
 month periods due to change in
 accounting method)                       $   6,200         $  4,100
Effect of rate adjustments in sales
 to retail customers                          1,700            4,300
Fuel and purchased power recovery               700           (2,500)
Other                                         1,850            2,075
                                          $  10,450         $  7,975
Increase in system sales (MWh)               28,378           36,838
Increase in nonsystem sales (MWh)           168,594          155,733

     The recovery of higher unit costs of gas delivered to customers and higher base retail rates were the chief reasons for a $1.8 million increase in gas revenue during the current quarter. Average unit costs of gas sold, which are recovered from customers through commission approved gas cost adjustments, were 72% greater than those during the same period in 1994 when decreased purchased gas costs and the impact of storage field activity on the pricing of gas delivered to customers resulted in substantially lower average unit costs of gas sold. The second step of the increase in the Company's base retail gas rates, about 4% overall since August 1994, contributed approximately $600,000 to gas revenues during the third quarter of 1995.
     Residential and commercial sales billed to customers declined 13% and 5%, respectively, during the first three quarters of 1995 versus the first nine months of 1994 due to milder winter weather during the first quarter of 1995. Winter temperatures in the Company's service area, when measured in heating degree days, were 14% warmer than in 1994 and 14% warmer than normal, resulting in a $5.1 million reduction in related revenues during the nine month period. The change in accounting method to record unbilled revenues effected an additional $1.5 million reduction in sales-related gas revenues. A 17% decline in average unit costs of gas sold during the period, which is passed on to customers through commission approved gas cost adjustments, resulted in a $5.5 million decrease in gas revenues. Considerably milder winter temperatures nationwide created excess spot market gas supplies, causing downward pressure on market prices during the first three months of 1995. The impact of the Company's increased base retail gas rates was partially offset by a less favorable sales mix during the 1995 period.
     The changes in gas revenues are shown below:

                                          Revenue Increase (Decrease) From
                                          Corresponding Period in 1994
                                          Three Months      Nine Months
                                          Ended 9-30-95     Ended 9-30-95
                                                      (in thousands)
Change in sales volume (including a $200 increase
and a $1,500 reduction, respectively, due to
 change in accounting method)                $  300           $ (6,600)

Cost of gas recovery                            600             (5,500)
Effect of rate adjustments in sales to retail
 customers and sales mix                        600              1,400

Other                                           280                250
                                             $1,780           $(10,450)

Increase (Decrease) in total
 throughput (MDth)                              404             (1,709)
Operating Expenses

     The cost of fuel for electric generation and purchased electric energy increased $3.8 million (17%) during the third quarter as a result of a 13% increase in units delivered to customers and slightly higher average unit costs. Despite a 4% increase in units delivered to customers, fuel and purchased power costs declined slightly during the nine months ended September 30, 1995 due to an 6% decline in the Company's per unit fuel costs. The substantial decline in spot market prices during the first quarter of 1995 and the decline in deliveries to residential and commercial customers caused an $7 million (22%) drop in cost of gas sold during the first nine months of 1995.
     During the three and nine month periods, increases in other operating expenses reflected greater employee benefit costs and the February 1, 1995 commercial operation of the Company's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1994 Form 10-K report for further discussion.) The Company began expensing costs which had previously been deferred for postretirement benefits other than pensions (health care and life insurance) attributed to electric utility operations in June 1995 when the Company received approval from the Indiana Utility Regulatory Commission to recover such costs in retail electric rates. (See item (1)(i), "Postretirement Benefits Other Than Pensions" of Notes To Consolidated Financial Statements in the Company's 1994 Form 10-K report for further discussion.) In addition, pension expenses were greater during both periods.

     Higher depreciation expenses during the nine months ending September 30, 1995 also reflect the February 1995 commercial operation of the new scrubber; however, during the third quarter, the impact of lower depreciation rates placed in effect June 1995 offset the impact of the increase in depreciable electric plant. Although the occurrence of a devastating storm in the Company's electric service area during June 1995 required $3.5 million of restoration expenditures, $2 million of which were expensed as system repairs, total maintenance costs for the first nine months of 1995 were less than 3% greater than the same period in 1994 due to lower production maintenance expenditures.

Other Income

     Other income during both reporting periods reflects much lower allowance for equity funds used during construction, the result of the completed construction of the Company's new sulfur dioxide scrubber and other equipment required to comply with the Clean Air Act Amendments of 1990 (previously discussed). During the third quarter of 1995, stronger results from the Company's nonutility investments offset the decline in allowance for equity funds used during construction; other income during the nine month period included the January sale to another utility of the Company's 1995 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") granted by the Environmental Protection Agency. The Company has an agreement with the utility to sell to it essentially all of the Company's allotment of "bonus" allowances for the five year period beginning 1995.

Change In Accounting Method

     Effective January 1, 1995, the Company adopted the unbilled revenue method of accounting to accrue the amount of revenue for sales delivered but unbilled at the end of each month to more closely match revenues with expenses. Previously, the Company recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month became part of operating revenues in the following month. The unbilled revenue method of accounting is a utility industry norm; few utilities remain on the cycle billing method.
     The adoption of this new method of accounting on January 1, 1995 reduced electric and gas operating revenues $2.7 million and $2.3 million, respectively, in the first quarter. Net of income taxes, these reductions represented a $3.1 million (20 cents per common share) decrease in net income. The cumulative effect of this change in accounting method as of January 1, 1995, net of income taxes, was $6.3 million (40 cents per common share) and is reported as a separate component of net income for 1995. The net effect of the accounting change for the first quarter was a $3.2 million (20 cents per common share) increase in net income. For the second quarter, the accounting method change effected a $2.8 million and a $500,000 increase in electric and gas operating revenues, respectively, and net of income taxes, net income during the quarter was increased $2.1 million (13 cents per common share) by the change. For the third quarter, the accounting method change increased electric and gas revenues $300,000 and $200,000, respectively, and net of income taxes, net income during the current quarter was increased $300,000 (2 cents per common share). The net effect of the change in accounting method on the nine months ended September 30, 1995 was a $5.5 million (35 cents per common share) increase in net income applicable to common stock. (See Note 5 of Notes to Consolidated Financial Statements for further discussion of this accounting change and the impact of the change on prior periods on a proforma basis.)
     The following table illustrates the net impact on earnings per share of common stock for the reported periods due to the adoption of the unbilled revenue method of accounting:

<caption
                                1 Qtr    2 Qtr    3 Qtr  Nine Months
Cumulative effect as of
January 1, 1995                 $ .40    $   -     $   -    $ .40
Impact on operating
results                          (.20)     .13       .02     (.05)
Net impact on earnings
per common share                $ .20    $ .13     $ .02    $ .35

Earnings

     Earnings per share of common stock for the third quarter was up twelve cents (14%) compared to the same period in 1994. The increase resulted from greater weather-sensitive electric sales, stronger sales to nonsystem electric customers, and higher per unit sales margins resulting from approved adjustments to gas and electric base rates, which were partially offset by the impact of higher operating expenses.
     For the nine months ended September 30, 1995, earnings per share of common stock rose 24 cents (11%) chiefly due to the 35 cents per share impact of the accounting change, the first quarter sale of "bonus" emission allowances, higher per unit sales margins resulting from approved increases in gas and electric rates, and increased electric sales, all of which were partially offset by much lower weather-sensitive gas sales, higher operating expenses and the reduction in allowance for funds used during construction.

Liquidity and Capital Resources

     The Company's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and to expenditures for the Company's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter ended September 30, 1995 totaled $10.9 million and were fully funded with internally generated cash. For the current nine month period, these expenditures totaled $31.6 million and were 69% funded with internally generated cash. The Company's cash and cash equivalents declined $22.2 million during the three quarters of 1995 compared to a $12.6 million increase in cash and cash equivalents during the same period in 1994. Cash provided from operations declined $58.4 million during the current nine month period compared to the first three quarters of 1994 due primarily to the Company's $45.5 million buyout of its remaining long-term coal contract with Ziegler Coal Company. Conversely, cash used in investing activities during 1995 decreased $36.6 million reflecting the completion of the Culley scrubber project during the first quarter of 1995. No financing activity occurred during the 1995 period. The Company anticipates continued financial stability during the remainder of 1995 and is presently faced with no liquidity problems.
     The Company estimates that construction expenditures for the five year period 1995-1999 will total approximately $230 million, including approximately $47 million to develop and implement DSM programs; however, anticipated changes in the electric industry and other factors may require changes to the level of future DSM expenditures. (See "Demand Side Management" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in the Company's 1994 Form 10-K report for further discussion). Although the Company expects the majority of the construction requirements and an estimated $90 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $55-70 million of external financing is anticipated to meet such requirements.

Other Matters

     On September 7, 1995, the Company petitioned the Indiana
Utility Regulatory Commission to adjust existing gas rates and charges to reflect the cost of gas service currently being provided by the Company.

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



                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                                     INDEX

                                                              Page No.

Part I - Financial Information:

 Consolidated Statements of Income for the Three Months and
  Nine Months ended September 30, 1995 and 1994                   2

 Consolidated Statements of Cash Flows for the
  Nine Months ended September 30, 1995 and 1994                   3

 Consolidated Balance Sheets at September 30, 1995 and
  December 31, 1994                                               4-5

 Consolidated Statements of Capitalization at September 30,
  1995 and December 31, 1994                                      6

 Consolidated Statements of Retained Earnings for the
  Nine Months ended September 30, 1995 and 1994                   7

 Notes to Consolidated Financial Statements                       8-9

 Management's Discussion and Analysis of
  Financial Condition and Results of Operations                   10-13

Part II - Other Information                                       14

Signature                                                         15




