Form 10-Q/A
period 1995-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1995-12-22
CIK 92195

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

       FOR                    AGAINST               ABSTAIN
       13,763,118             35,664                146,613

Item 5.   Other Information

     NONE

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

       Ex-18 Preferability letter from the Company's independent auditors regarding the Company's change in accounting method from the billed method of accounting for revenues to the unbilled method.

     (b)  Reports on Form 8-K

       NONE