Form 10-Q
period 1996-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1996-05-15
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           Form 10-Q

(Mark One)
  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ____

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME
                                                 Three Months Ended
                                                     March 31,
                                                 1996        1995
(in thousands except per share data)
OPERATING REVENUES
  Electric                                       $ 66,865    $60,315
  Gas                                              39,612     24,108
      Total operating revenues                    106,477     84,423
OPERATING EXPENSES
  Operation:
     Fuel for electric generation                  18,778     18,958
     Purchased electric energy                      1,261      1,154
     Cost of gas sold                              30,771     17,791
     Other                                         13,335     11,523
        Total operation                            64,145     49,426
  Maintenance                                       6,188      5,836
  Depreciation and amortization                     9,708     10,241
  Federal and state income taxes                    6,515      2,613
  Property and other taxes                          3,591      3,638
        Total operating expenses                   90,147     71,754
OPERATING INCOME                                   16,330     12,669
  Other Income:
      Allowance for other funds used
      during construction                               -        110
      Interest                                        111        194
      Other, net                                    1,429      1,701
                                                    1,540      2,005
INCOME BEFORE INTEREST AND OTHER CHARGES           17,870     14,674
  Interest and Other Charges:
      Interest on long-term debt                    4,680      4,654
      Amortization of premium, discount,
      and expense on debt                             168        170
      Other interest                                  409         40
      Allowance for borrowed funds used
      during construction                             (63)      (312)
                                                    5,194      4,914
 INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                             12,676      9,760
CUMULATIVE EFFECT AT JANUARY 1, 1995
  OF ADOPTING THE UNBILLED
REVENUES METHOD OF ACCOUNTING -
  NET OF INCOME TAXES                                   -      6,294
NET INCOME                                         12,676     16,054
      Preferred dividend                              274        276
EARNINGS APPLICABLE TO COMMON STOCK                12,402     15,778

AVERAGE COMMON SHARES OUTSTANDING                  15,755     15,755
EARNINGS PER SHARE OF COMMON STOCK BEFORE
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE             $0.79      $0.60

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                -       0.40
  TOTAL EARNINGS PER SHARE OF COMMON STOCK          $0.79      $1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                 Three Months Ended
                                                 March 31,
                                                 1996        1995
                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $ 12,676    $ 16,054
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                  9,708      10,241
     Deferred income taxes and investment
      tax credits, net                                289       1,799
     Allowance for other funds used during
     construction                                       -        (110)
     Cumulative effect of accounting change             -      (6,294)
     Change in assets and liabilities:
       Receivables, net (including accrued
       unbilled revenues)                             279       4,063
       Inventories                                  7,474       3,063
       Coal contract settlement                     3,177      (1,974)
       Accounts payable                           (13,793)    (15,590)
       Accrued taxes                                7,814       2,943
       Refunds from gas suppliers                  (1,998)      3,299
       Refunds to customers                        (3,191)        756
       Accrued coal liability                           -       3,085
       Other assets and liabilities                 5,925      13,787
     Net cash provided by operating activities     28,360      35,122
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)          (5,615)     (8,331)
  Demand side management program expenditures        (769)     (1,670)
  Purchases of investments                              -        (801)
  Sales of investments                                  -       1,250
  Investments in partnerships                           -         (62)
  Change in nonutility property                         2      (1,465)
  Other                                                28       1,043
     Net cash used in investing activities         (6,354)    (10,036)
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                  -         (50)
  Dividends paid                                   (7,087)     (6,931)
  Reduction in preferred stock and
   long-term debt                                       -         (91)
  Change in environmental improvement funds
   held by trustee                                    (53)      5,254
  Payments on partnership obligations                   -      (2,681)
  Change in notes payable                          (8,000)    (15,927)
  Contribution of nonregulated subsidiaries
   to parent                                      (12,145)          -
  Other                                               137         214
     Net cash used in financing activities        (27,148)    (20,212)
NET INCREASE IN CASH AND CASH EQUIVALENTS          (5,142)      4,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    9,834      28,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  4,692    $ 32,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                                 March 31,   December 31,
                                                 1996        1995
                                                 (in thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                       $1,034,296  $1,030,890
  Gas                                               125,806     125,053
                                                  1,160,102   1,155,943
  Less - accumulated provision for depreciation     498,971     490,326
                                                    661,131     665,617
  Construction work in progress                      14,113      13,750
    Net utility plant                               675,244     679,367
Other Investments and Property:
  Investments in leveraged leases                         -      35,609
  Investments in partnerships                             -      25,308
  Environmental improvement funds
   held by trustee                                    3,695       3,642
  Nonutility property and other                       2,199      11,605
                                                      5,894      76,164
Current Assets:
  Cash and cash equivalents                           4,692       9,834
  Temporary investments, at market                        -       1,148
  Receivables, less allowance of $198 and
   $138, respectively                                30,856      35,392
  Accrued unbilled revenues                          17,971      18,651
  Inventories                                        27,489      34,962
  Coal contract settlement                            9,751      12,928
  Other current assets                                8,541       4,795
                                                     99,300     117,710
Deferred Charges:
  Unamortized premium on reacquired debt              6,022       6,142
  Postretirement benefits other than pensions         9,636       9,574
  Demand side management program                     21,106      20,337
  Other deferred charges                             14,409      14,687
                                                     51,173      50,740
                                                 $  831,611  $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                                 March 31,   December 31,
                                                 1996        1995
                                                 (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                     $ 78,258    $ 78,258
Retained Earnings                                 204,788     236,617
   Common shareholders' equity                    283,046     314,875
Cumulative Nonredeemable Preferred Stock           11,090      11,090
Cumulative Redeemable Preferred Stock               7,500       7,500
Cumulative Special Preferred Stock                    924         924
Long-Term Debt, net of current maturities         251,616     257,440
Long-Term Partnership Obligations, net of
 current maturities                                     -       6,839
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)                  554,176     598,668
Current Liabilities:
   Current Portion of Adjustable Rate Bonds
    Subject to Tender                              31,500      31,500
   Current Maturities of Long-Term Debt,
   Interim Financing and Long-Term
   Partnership Obligations:
       Maturing long-term debt                      8,000       9,906
       Notes payable                               22,500      30,500
       Partnership obligations                          -       2,786
         Total current maturities of long-term
          debt, interim financing and
          long-term partnership obligations        30,500      43,192
   Other Current Liabilities:
      Accounts payable                             18,428      37,996
      Dividends payable                               123         123
      Accrued taxes                                18,209       8,821
      Accrued interest                              7,571       4,577
      Refunds to customers                          3,858       8,896
      Other accrued liabilities                    23,716      17,689
      Total other current liabilities              71,905      78,102
      Total current liabilities                   133,905     152,794
Deferred Credits and Other:
   Accumulated deferred income taxes              104,112     132,793
   Accumulated deferred investment tax
    credits, being amortized over lives
    of property                                    22,786      23,146
   Regulatory income tax liability                  2,525       2,977
   Postretirement benefits other than pensions     10,076       9,056
   Other                                            4,031       4,547
                                                  143,530     172,519
                                                 $831,611    $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                  March 31,   December 31,
                                                  1996        1995
                                                  (in thousands)
COMMON SHAREHOLDERS' EQUITY
  Common Stock, without par value, authorized
    50,000,000 shares, issued 15,724,826 shares   $ 78,258    $ 78,258
  Retained Earnings, $2,194,121 restricted as
    to payment of cash dividends on common stock   204,788     236,617
                                                   283,046     314,875
PREFERRED STOCK
  Cumulative, $100 par value, authorized
   800,000 shares issuable, in series:
    Nonredeemable
     4.8% Series, outstanding 85,895 shares
      callable at $110 per share                     8,590       8,590
     4.75% Series, outstanding 25,000 shares
      callable at $101 per share                     2,500       2,500
                                                    11,090      11,090
    Redeemable
     6.50% Series, outstanding 75,000 shares
      redeemable at $100 per share
      December 1, 2002                               7,500       7,500
SPECIAL PREFERRED STOCK
  Cumulative, no par value, authorized 5,000,000
    shares, issuable in series: 8-1/2% series,
    outstanding 9,237 shares
    redeemable at $100 per share                       924         924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
  First mortgage bonds                             251,410     251,410
  Notes payable                                      1,000       6,836
  Unamortized debt premium and discount, net          (794)       (806)
                                                   251,616     257,440
LONG-TERM PARTNERSHIP OBLIGATIONS,
  NET OF CURRENT MATURITIES                              -       6,839
CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
 CONTROL BONDS SUBJECT TO TENDER, DUE
    2015, Series B, presently 4.0%                  31,500      31,500
     Total capitalization, including bonds
      subject to tender                           $585,676    $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                                  Three Months Ended
                                                  March 31,
                                                  1996        1995
                                                  (in thousands)
Balance Beginning of Period                       $236,617    $218,424
Net Income                                          12,676      16,054
                                                   249,293     234,478
Dividend to Parent of Nonregulated Subsidiaries     37,418           -
Preferred Stock Dividends                              274         276
Common Stock Dividends ($0.4325 per share in
 1996 and $0.4225 per share in 1995)                 6,813       6,656
                                                    44,505       6,932
Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)   $204,788    $227,546

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

  Southern Indiana Gas and Electric Company (SIGECO) is a wholly-owned utility subsidiary of SIGCORP, Inc. (SIGCORP), a holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has five wholly-owned subsidiaries: SIGECO, a gas and electric utility, and four nonregulated subsidiaries.
  On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
  Effective January 1, 1996, SIGCORP,  became the parent
of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain
securities of SIGECO and are unaffected.   On January 1,
1996, SIGECO dividended to SIGCORP the four nonregulated subsidiaries.


2.   General

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1995 Annual Report to Shareholders.
  The consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company (SIGECO) and its wholly-owned subsidiary, Lincoln Natural Gas Company, Inc. and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the three months ending March 31, 1996 should not be taken as an indication for all or any part of the balance of 1996.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGECO considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGECO, for the three months ended March 31, 1996 and 1995 paid interest (net of amounts capitalized) of $2,030,000 and $1,842,000, respectively, and income taxes of $729,000 and $289,000, respectively.
  The following changes in assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

   Deferred income taxes                (29,783)
   Investments in Leveraged Leases       35,609
   Investments in Partnerships           25,307
   Partnership obligations               (9,625)
   Other, net                             3,771

4.Long-Term Debt

   On May 1, 1996, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 4.60% to 4.0%. The new interest rate, 4.0% will be fixed through April 30, 1997. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

5.Operating Revenues - Accounting Change

   SIGECO previously recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, SIGECO changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years as of January 1, 1995, net of income taxes, was $6.3 million ($.40 per share), and was included in net income for the first quarter of 1995.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP) became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries (see "Holding Company"). On January 1, 1996, SIGECO dividended to SIGCORP its four nonregulated subsidiaries.
   Earnings per share were $0.79 for the recent three-month period, compared to earnings of $0.60 per share before the cumulative effect of an accounting change for the first quarter of 1995. Net income for the three-month period ending March 31, 1995 included a one-time favorable adjustment, net of tax, of $6.3 million, or $.40 per share in recognition of the impact of SIGECO's change to the unbilled revenue method of accounting (see "Change in Accounting Method").

OPERATING REVENUES

   Electric revenues were up $6.5 million (11%) during the first quarter of 1996 compared to the same period in 1995, primarily due to increased sales to electric customers and to higher base retail rates. Although total system sales rose 6%, residential sales were 18% higher compared to the first quarter of 1995 reflecting temperatures which, when measured by heating degree days, were 23% colder than a year ago. Nonsystem sales, which typically have lower per unit margins than system sales, were up 15% due to SIGECO's continued aggressive marketing of electric power to nonassociated utilities. Electric revenues increased $1.4 million during the current quarter due to the third step of SIGECO's electric rate increase effective June 27, 1995, which raised retail rates approximately 2.05% overall.
Other factors contributing to higher electric revenue for the period included the more favorable sales mix and higher average rates charged on sales to nonassociated utilities. The recovery of lower per unit fuel costs partially offset these increases in electric revenue. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments.
   The changes in electric revenue are shown below:

                                         Revenue Increase (Decrease) From
                                         Corresponding Period in 1995
                                                  Three Months
                                                  Ended 3-31-96
                                                  (in thousands)
Change in sales volume                                $ 4,000
Effect of rate adjustments in sales to
 retail customers                                       1,400
Fuel and purchased power recovery                        (800)
Other                                                   1,950
                                                      $ 6,550
Increase in system sales (MWh)                         65,073
Increase in nonsystem sales (MWh)                      32,673

     A 27% increase in gas sales and the recovery of higher unit costs of gas delivered to customers were the chief reasons for a $15.5 million increase in gas revenue during the current quarter. The colder winter weather was the primary cause of higher sales to residential and commercial customers, up 18% and 24%, respectively. Additionally, industrial sales were up significantly as certain transportation customers elected to purchase gas from SIGECO rather than from other sources. Average unit costs of gas sold, which are recovered from customers through commission approved gas cost adjustments, were 37% greater than those during the same period in 1995. The colder winter temperatures nationwide tightened spot market gas supplies, causing upward pressure on market prices during the first three months of 1996.
     The changes in gas revenues are shown below:

                                            Revenue Increase From
                                            Corresponding Period in 1995
                                                    Three Months
                                                    Ended 3-31-96
                                                    (in thousands)
     Change in sales volume                            $ 8,500
     Cost of gas recovery                                6,300
     Other                                                 700
                                                       $15,500

     Increase in total throughput (MDth)                 1,299

OPERATING EXPENSES

     Due to lower unit costs, the cost of fuel for electric generation and purchased electric energy was relatively unchanged during the current quarter despite a 7% increase
in units delivered to customers.   The significant increase
in spot market prices and in deliveries to customers caused a $13 million (73%) increase in cost of gas sold during the first three months of 1996. During the current three month period, increases in other operation expenses reflected greater employee benefit costs and other administrative and general expenses and the February 1, 1995 commercial operation of SIGECO's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGECO's 1995 Form 10-K report for further discussion.) In June 1995, SIGECO began expensing costs which had previously been deferred for postretirement benefits other than pensions (health care and life insurance) attributed to electric utility operations. SIGECO received approval from the Indiana Utility Regulatory Commission to recover such costs in retail electric rates. (See item (1)(j), "Postretirement Benefits Other Than Pensions" of Notes To Consolidated Financial Statements in SIGECO's 1995 Form 10-K report for further discussion.)
     Increased tree trimming and line clearance activity was the primary reason for a 6% increase in total maintenance expenses during the current period; production maintenance expenditures were unchanged from a year ago. The impact of lower depreciation rates placed in effect in June 1995 more than offset higher depreciation expense related to the February 1995 commercial operation of the new scrubber, resulting in a 5% decline in total depreciation expense during the first quarter of 1996. Federal and state income taxes were $3.9 million greater during the first quarter of 1996 compared to the same period in 1995 due to the higher 1996 pretax operating income and to a $1.2 million decrease in income taxes resulting from the settlement of SIGECO's IRS audit during the first quarter of 1995.

OTHER INCOME AND INTEREST CHARGES

     The decline in other income during the current period reflects the absence of the earnings of the four nonregulated subsidiaries which were dividended to SIGCORP on January 1, 1996. The 1996 and 1995 periods included January sales to another utility of SIGECO's allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances") granted by the Environmental Protection Agency. SIGECO has an agreement with the utility to sell to it essentially all of SIGECO's allotment of "bonus" allowances for the five year period beginning 1995.
     Interest and other charges were slightly higher during the current period due to lower capitalized interest resulting from completion of the scrubber.

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

HOLDING COMPANY

     On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
     Effective January 1, 1996, the new holding company, SIGCORP, became the parent of SIGECO and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected.
     The reorganization is in response to the changes created in the electric industry by the Energy Policy Act of 1992 and the need to respond quickly to the more competitive business environment. The new structure will buffer SIGECO and its customers from the effects of pursuing nonregulated opportunities while allowing SIGCORP to engage in closely related, but historically nonregulated, businesses.

EARNINGS

     Earnings per share of common stock for the first quarter of 1996 increased 19 cents (32%) over earnings of 60 cents per share before the 40 cent per share adjustment for the cumulative effect of the accounting change during the first quarter of 1995. The increase in earnings before the adjustment for the accounting change was primarily due to greater weather-sensitive gas and electric sales, stronger sales to nonsystem electric customers, and higher per unit sales margins resulting from an approved increase in electric base retail rates and a more favorable sales mix, which were partially offset by the higher operating expenses and the absence of the earnings of the four nonregulated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     SIGECO's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for its demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter ended March 31, 1996 totaled $6.4 million and were fully funded with internally generated cash. Cash provided from operations declined $6.8 million during the current three month period compared to the first quarter of 1995; and, cash used in investing and financing activities during 1996 increased $3.3 million due to the contribution of the nonregulated subsidiaries to SIGCORP. No financing activity occurred during the 1996 period. SIGECO anticipates continued financial stability during the remainder of 1996 and is presently faced with no liquidity problems.
     At this time, SIGECO estimates that its construction expenditures for the five year period 1996-2000 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources, and approximately $17 million to develop and implement DSM programs; however, anticipated changes in the electric industry and other factors may require changes to the level of future DSM expenditures. (See "Demand Side Management" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGECO's 1995 Form 10-K report for further discussion). Although SIGECO expects the majority of the construction requirements and an estimated $83 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $60-70 million of external financing is anticipated to meet such requirements.

OTHER MATTERS

     On September 7, 1995, SIGECO petitioned the Indiana
Utility Regulatory Commission to adjust existing gas rates and charges to reflect the cost of gas service currently being provided by SIGECO. Negotiations with the participating parties are continuing and an order by the Indiana Commission approving new gas rates and charges is expected during the third quarter of 1996.

                  PART TWO - OTHER INFORMATION

Item 4.Submission of Matters to a Vote of Security Holders

  (a) The annual meeting of shareholders was held at 3:00 P.M. (CDT) on April 23, 1996, with the following actions taken:

  (b) The following two individuals were re-elected as directors of SIGECO for three year terms:
  Robert L. Koch, II and Jerry A. Lamb.

  The approval of merger of SIGECO's wholly-owned gas utility subsidiary, Lincoln Natural Gas Company, Inc. into
SIGECO.

  The appointment of Arthur Andersen LLP as independent auditors of SIGECO for 1996 was ratified.

  (c) The following table shows the voting results as to each matter considered by the shareholders:

Item 1:  Vote for Election of Directors

Total Votes Cast:  15,825,531
Nominee                           Votes For         Votes Withheld

Robert L. Koch, II                15,825,187             344
Jerry A. Lamb                     15,825,187             344

Item 2: Approval of merger of wholly-owned gas utility subsidiary into SIGECO

Total Votes Cast:  15,813,919

For                               Against           Abstain

15,813,169                           544                206

Item 3:  Ratification of Appointment of Auditors

Total Votes Cast:  15,825,531

For                               Against           Abstain

15,824,127                           315              1,089

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


/s/ S. M. Kerney
S. M. Kerney
Controller


May 15, 1996



                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


                                     INDEX



                                                            Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the Three
    Months ended March 31, 1996 and 1995                       2

   Consolidated Statements of Cash Flows for the
     Three Months ended March 31, 1996 and 1995                3

   Consolidated Balance Sheets at March 31, 1996 and
     December 31, 1995                                         4-5

   Consolidated Statements of Capitalization at March 31,
     1996 and December 31, 1995                                6

   Consolidated Statements of Retained Earnings for the
     Three Months ended March 31, 1996 and 1995                7

   Notes to Consolidated Financial Statements                  8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                10-13

Part II - Other Information                                    14

Signature                                                      15