Form 10-Q/A
period 1996-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1996-05-24
CIK 92195

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

  Southern Indiana Gas and Electric Company (SIGECO) is a wholly-owned utility subsidiary of SIGCORP, Inc. (SIGCORP), a holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has five wholly-owned subsidiaries: SIGECO, a gas and electric utility, and four nonregulated subsidiaries.
  On Deccember 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
  Effective January 1, 1996, SIGCORP,  became the parent
of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain
securities of SIGECO and are unaffected.   On January 1,
1996, SIGECO dividended to SIGCORP the four nonregulated subsidiaries.

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

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGECO considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGECO, for the three months ended March 31, 1996 and 1995 paid interest (net of amounts capitalized) of $2,030,000 and $1,842,000, respectively, and income taxes of $729,000 and $289,000, respectively.
  The following increases (decreases) in assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

   Deferred income taxes                  (29,783)
   Investments in Leveraged Leases        (35,609)
   Investments in Partnerships            (25,307)
   Partnership obligations                (9,625)
   Other, net                             (3,771)