Form 10-Q
period 1996-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1996-08-14
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           Form 10-Q

(Mark One)
  X  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 1996

______TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No____.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONSOLIDATED  STATEMENTS OF INCOME
                                    Three Months Ended Six Months Ended
                                        June 30,            June 30,
                                     1996     1995      1996      1995
                                     (in thousands except per share data)
OPERATING REVENUES
  Electric                           $65,803  $66,343   $132,668  $126,658
  Gas                                 17,623   13,518     57,234    37,626
    Total operating revenues          83,426   79,861    189,902   164,284
OPERATING EXPENSES
  Operation:
    Fuel for electric generation      17,885   19,034     36,663    37,992
    Purchased electric energy          2,771    4,119      4,031     5,273
    Cost of gas sold                  11,392    5,756     42,163    23,547
    Other                             12,569   11,895     25,905    23,418
      Total operation                 44,617   40,804    108,762    90,230
  Maintenance                          7,720    8,516     13,908    14,352
  Depreciation and amortization        9,708   10,419     19,415    20,660
  Federal and state income taxes       4,644    4,300     11,159     6,913
  Property and other taxes             3,481    3,231      7,072     6,869
     Total operating expenses         70,170   67,270    160,316   139,024
OPERATING INCOME                      13,256   12,591     29,586    25,260
  Other Income:
    Allowance for other funds used
     during construction                   2       98          2       208
    Interest                             196      232        307       426
    Other, net                           (82)     575      1,347     2,276
                                         116      905      1,656     2,910
INCOME BEFORE INTEREST CHARGES        13,372   13,496     31,242    28,170
  Interest and Other Charges:
     Interest on long-term debt        4,648    4,657      9,327     9,311
     Amortization of premium, discount
      and expense on debt                186      186        354       356
     Other interest                      337      323        748       725
     Allowance for borrowed funds used
      during construction               (104)    (102)      (167)     (414)
                                       5,067    5,064     10,262     9,978
NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                   8,305    8,432     20,980    18,192

CUMULATIVE EFFECT AT JANUARY 1, 1995
 OF ADOPTING THE UNBILLED REVENUES
 METHOD OF ACCOUNTING - NET OF
 INCOME TAXES                              -        -          -     6,293

NET INCOME                             8,305    8,432     20,980    24,485
  Preferred dividend                     274      274        548       550
EARNINGS APPLICABLE TO COMMON STOCK  $ 8,031  $ 8,158   $ 20,432  $ 23,935

AVERAGE COMMON SHARES OUTSTANDING     15,755   15,755     15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                     $0.51    $0.52      $1.30     $1.12

CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE                                    -        -          -      0.40

TOTAL EARNINGS PER SHARE OF COMMON
 STOCK                                 $0.51    $0.52      $1.30     $1.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                 Six Months Ended
                                                      June 30,
                                                  1996      1995
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                    $ 20,980  $ 24,485
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                 19,415    20,660
      Deferred income taxes and investment
       tax credits, net                                577     3,606
      Allowance for other funds used
       during construction                               2      (208)
      Cumulative effect of accounting change             -    (6,293)
       Change in assets and liabilities:
         Receivables, net (including accrued
          unbilled revenues)                         4,923    (4,457)
         Inventories                                 5,384     3,191
         Coal contract settlement                    7,792   (11,429)
         Accounts payable                          (16,027)   (7,153)
         Accrued taxes                               2,303     2,356
         Refunds from gas suppliers                 (1,690)     (914)
         Refunds to customers                       (4,061)   (1,385)
         Accrued coal liability                          -   (22,018)
         Other assets and liabilities               (1,000)    2,777
      Net cash provided by operating activities     38,598     3,218
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
    other funds used during construction)          (14,332)  (17,595)
  Demand side management program expenditures       (1,835)   (3,083)
  Purchases of investments                               -      (801)
  Sales of investments                                   -     1,250
  Investments in partnerships                            -       725
  Change in nonutility property                          1    (4,258)
  Other                                                 51       501
      Net cash used in investing activities        (16,115)  (23,261)
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                   -       (50)
  Dividends paid                                   (14,177)  (13,861)
  Reduction in preferred stock and long-term debt        -       (91)
  Change in environmental improvement funds
    held by trustee                                   (104)    6,695
  Payments on partnership obligations                    -    (3,256)
  Change in notes payable                           (6,500)    6,215
  Contribution of nonregulated subsidiaries
    to parent                                      (12,145)        -
  Other                                                270       310
      Net cash used in financing activities        (32,656)   (4,038)
NET DECREASE IN CASH AND CASH EQUIVALENTS          (10,173)  (24,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     9,834    28,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   (339) $  3,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       SOUTHERN INDIANA GAS AND ELECTRIC
                          CONSOLIDATED BALANCE SHEETS
                                                June 30,    December 31,
                                                1996        1995
                                                   (in thousands)
ASSETS
Utility Plant, at original cost:
    Electric                                  $1,036,636   $1,030,890
    Gas                                          126,524      125,053
                                               1,163,160    1,155,943
    Less - accumulated provision for
     depreciation                                507,844      490,326
                                                 655,316      665,617
    Construction work in progress                 18,916       13,750
          Net utility plant                      674,232      679,367
Other Investments and Property:
    Investments in leveraged leases                    -       35,609
    Investments in partnerships                        -       25,308
    Environmental improvement funds held
     by Trustee                                    3,746        3,642
    Nonutility property and other                  2,199       11,605
                                                   5,945       76,164
Current Assets:
    Cash and cash equivalents                       (339)       9,834
    Temporary investments, at market                   -        1,148
    Receivables, less allowance of $290
     and $138, respectively                       27,656       35,392
    Accrued unbilled revenues                     16,528       18,651
    Inventories                                   29,578       34,962
    Coal contract settlement                       5,136       12,928
    Other current assets                          16,156        4,795
                                                  94,715      117,710
Deferred Charges:
    Unamortized premium on reacquired debt         5,902        6,142
    Postretirement benefits obligation
     other than pensions                           9,720        9,574
    Demand side management program                21,879       20,337
    Other deferred charges                        11,151       14,687
                                                  48,652       50,740
                                              $  823,544   $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                              June 30,     December 31,
                                              1996         1995
                                              (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                  $ 78,258     $ 78,258
Retained Earnings                              206,002      236,617
  Common shareholders' equity                  284,260      314,875
Cumulative Nonredeemable Preferred Stock        11,090       11,090
Cumulative Redeemable Preferred Stock            7,500        7,500
Cumulative Special Preferred Stock                 924          924
Long-Term Debt, net of current maturities      251,627      257,440
Long-Term Partnership Obligations,
  net of current maturities                          -        6,839
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)               555,401      598,668
Current Liabilities:
  Current Portion of Adjustable Rate
   Bonds Subject to Tender                      31,500       31,500
  Current Maturities of Long-Term Debt,
    Interim Financing and Long-Term
    Partnership Obligations:
     Maturing long-term debt                     8,000        9,906
     Notes payable                              24,000       30,500
     Partnership obligations                         -        2,786
      Total current maturities of
       long-term debt, interim financing
       and long-term partnership obligations    32,000       43,192
  Other Current Liabilities:
    Accounts payable                            16,193       37,996
    Dividends payable                              123          123
    Accrued taxes                               12,698        8,821
    Accrued interest                             4,538        4,577
    Refunds to customers                         3,273        8,896
    Other accrued liabilities                   24,352       17,689
    Total other current liabilities             61,177       78,102
   Total current liabilities                   124,677      152,794
Deferred Credits and Other:
  Accumulated deferred income taxes            105,130      132,793
  Accumulated deferred investment tax
   credits, being amortized over lives
   of property                                  22,425       23,146
  Regulatory income tax liability                2,157        2,977
  Postretirement benefits other than pensions   11,144        9,056
  Other                                          2,610        4,547
                                               143,466      172,519
                                              $823,544     $923,981

The accompanying Notes to Consolidated Financial Statements are
 an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   CONSOLIDATED  STATEMENTS OF CAPITALIZATION
                                                June 30,   December 31,
                                                1996       1995
                                                (in thousands)
COMMON SHAREHOLDERS' EQUITY
 Common Stock, without par value, authorized
  50,000,000 shares, issued 15,754,826 shares   $ 78,258   $ 78,258
 Retained Earnings, $2,194,121 restricted as
  to payment of cash dividends on common stock   206,002    236,617
                                                 284,260    314,875
PREFERRED STOCK
 Cumulative, $100 par value, authorized
  800,000 shares issuable, in series
   Nonredeemable
    4.8% Series, outstanding 85,895 shares,
     callable at $110 per share                    8,590      8,590
    4.75% Series, outstanding 25,000 shares,
     callable at $101 per share                    2,500      2,500
                                                  11,090     11,090
   Redeemable
    6.50% Series, outstanding 75,000 shares
     redeemable at $100 per share
     December 1, 2002                              7,500      7,500
SPECIAL PREFERRED STOCK
 Cumulative, no par value, authorized
  5,000,000 shares, issuable in series:
  8-1/2% series, outstanding 9,237 shares,
  redeemable at $100 per share                       924        924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
 First mortgage bonds                            251,410    251,410
 Notes payable                                     1,000      6,836
 Unamortized debt premium and discount, net         (783)      (806)
                                                 251,627    257,440
LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                             -      6,839


CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
 BONDS SUBJECT TO TENDER, DUE:
  2015, Series B, presently 4.0%                  31,500     31,500

    Total capitalization, including bonds
     subject to tender                          $586,901   $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                             for the six months ended
                                                      June 30,
                                                  1996       1995
                                                  (in thousands)
Balance Beginning of Period                       $236,617   $218,424
Net Income                                          20,980     24,485
                                                   257,597    241,623
Dividend to Parent of Nonregulated Subsidiaries     37,418          -
Preferred Stock Dividends                              548        550
Common Stock Dividends ($0.865 per share in
 1996 and $0.845) per share in 1995)                13,629     13,312
                                                    51,595     13,862
Balance End of Period (See Consolidated
 Statements of Capitalization for restriction)    $206,002   $229,047

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

  Southern Indiana Gas and Electric Company (SIGECO) is a wholly-owned utility subsidiary of SIGCORP, Inc. (SIGCORP), a holding company incorporated under the laws of the state of Indiana. SIGCORP has five wholly-owned subsidiaries:
SIGECO, a gas and electric utility, and four nonregulated subsidiaries.
  On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
  Effective January 1, 1996, SIGCORP, became the parent of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc., Southern Indiana Minerals, Inc., Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected. On January 1, 1996, SIGECO dividended to SIGCORP the four nonregulated subsidiaries.

2.   General

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1995 Annual Report to Shareholders.
  The consolidated statements are on the basis of interim figures and are subject to audit and adjustments. These financial statements include the accounts of Southern Indiana Gas and Electric Company (SIGECO) and its wholly-owned subsidiary, Lincoln Natural Gas Company, Inc. and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the six months ending June 30, 1996 should not be taken as an indication of the results for all or any part of the balance of 1996.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGECO considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGECO, for the six months ended June 30, 1996 and 1995 paid interest (net of amounts capitalized) of $9,943,000 and $9,687,000, respectively, and income taxes of $9,295,000 and $4,714,000, respectively.
  The following decreases in assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

   Deferred income taxes                     (29,783)
   Investments in Leveraged Leases           (35,609)
   Investments in Partnerships               (25,307)
   Partnership obligations                    (9,625)
   Other, net                                 (3,771)

4.Long-Term Debt

   On May 1, 1996, the interest rate on $31,500,000 of Adjustable Rate Pollution control bonds was changed from 4.60% to 4%. The new interest rate, 4%, will be fixed through April 30, 1997. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

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

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP) became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries. On January 1, 1996, SIGECO dividended to SIGCORP its four nonregulated subsidiaries.
  Earnings per share were $0.51 for the recent three month period compared to earnings of $0.52 per share for the second quarter of 1995; earnings per share for the first six months of 1996 were $1.30 versus earnings of $1.12 per share before the cumulative effect of an accounting change for the same period in 1995. Net income for the six month period ending June 30, 1995 included a one-time favorable adjustment, net of tax, of $6.3 million or $.40 per share in recognition of the impact of SIGECO's change to the unbilled revenue method of accounting (see Note 5 of Notes To Consolidated Financial Statements).

OPERATING REVENUES

  Despite stronger sales to retail electric customers and higher per unit sales margins resulting from an approved adjustment to base retail electric rates, electric revenues declined $.5 million (1%) during the second quarter of 1996 compared to the same period in 1995, primarily due to fewer sales to wholesale customers and lower per unit fuel costs reflected in revenues. Retail electric sales rose 9% on stronger sales to all customer classes, while wholesale sales, which typically have lower per unit margins than retail sales, declined substantially due to lower sales to Alcoa Generating Corporation (AGC) than during the second quarter of 1995 when a major maintenance outage occurred on one of AGC's generating units. Electric revenues increased $.9 million during the current quarter due to the third step of SIGECO's electric rate increase effective June 27, 1995, which raised retail rates approximately 2.05% overall. The recovery of lower per unit fuel costs which resulted in a $1.5 million decline in electric revenues, and changes in rates to wholesale customers and sales mix, more than offset these increases in electric revenues. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments.
  During the six month period ending June 30, 1996, electric revenues were up $6 million (5%) compared to the first two quarters of 1995, chiefly due to increased sales to retail electric customers and to higher base retail rates. Retail sales rose 8% reflecting colder winter temperatures during the first four months of 1996 than a year ago, and continued commercial and industrial growth in SIGECO's service territory. Wholesale sales for the six month period in 1996 were lower due to fewer sales to AGC during the second quarter. A 7% decrease in per unit fuel and purchased power costs recovered from customers resulted in a $2.3 million decrease in electric revenues.
  The changes in electric revenue are shown at the top of page 11.

                                        Revenue Increase (Decrease) From
                                           Corresponding Period in 1995
                                         Three Months     Six Months
                                         Ended 6-30-96    Ended 6-30-96
                                                 (in thousands)
Change in sales volume                   $   1,700        $   5,300

Effect of rate adjustments in sales
 to retail customers                           900            2,300

Fuel and purchased power recovery           (1,500)          (2,300)

Other                                       (1,640)             710
                                         $    (540)       $   6,010

Increase in retail sales (MWh)              88,977          172,047

(Decrease) in wholesale sales (MWh)       (161,015)        (146,341)

     Increased sales to all customer classes was the primary reason for the $4.1 million (30%) increase in gas revenues during the three months ended June 30, 1996. Residential and commercial sales were greater due to much colder than normal April temperatures, and sales to industrial customers increased as certain gas transportation customers elected to purchase gas from SIGECO rather than from other sources. Average unit costs of gas sold, which are recovered from customers through commission approved gas cost adjustments, were comparable to those during the same period in 1995.
The change in sales mix partially offset these revenue increases.
     A 35% increase in gas sales and the recovery of higher unit costs of gas delivered to customers were the reasons for a $19.6 million (52%) increase in gas revenue during the first half of 1996 versus the same period in 1995. Colder winter weather during the first four months of 1996 was the primary cause of higher sales to residential and commercial customers, up 25% and 27%, respectively. Additionally, industrial sales were significantly greater due to certain transportation customers purchasing their gas supplies from SIGECO during both quarters in 1996. Average unit costs of gas sold recovered from customers during the recent six month period were 35% greater than those during the same period in 1995. The colder winter temperatures nationwide tightened spot market supplies, causing upward pressure on market prices during the first three months of 1996.
     The changes in gas revenues are shown below:

                                          Revenue Increase (Decrease) From
                                             Corresponding Period in 1995
                                         Three Months     Six Months
                                         Ended 6-30-96    Ended 6-30-96
                                                 (in thousands)
Change in sales volume                   $4,600           $11,800

Cost of gas recovery                        400             8,200

Other                                      (895)             (393)
                                         $4,105           $19,607

Increase in total throughput (MDth)         914             2,213

OPERATING EXPENSES

     Lower per unit fuel costs and fewer sales to wholesale customers resulted in a $2.5 million decrease in the cost of fuel for electric generation and purchased electric energy during the three month and six month periods ending June 30, 1996 compared to the same periods in 1995. Cost of gas sold rose $5.6 million during the current quarter due to the large increase in unit deliveries; the substantial increase in spot market prices during the first quarter of 1996 and much greater deliveries caused an $18.6 million increase in the cost of gas sold during the first half of 1996. During the three month and six month periods ending June 30, 1996, increases in other operation expenses reflected greater employee benefit costs and other administrative and general expenses and the February 1, 1995 commercial operation of SIGECO's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber. (See "Clean Air Act" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1995 Form 10-K report for further discussion.) In June 1995, SIGECO began expensing costs which had previously been deferred for postretirement benefits other than pensions (health care and life insurance) attributed to electric utility operations.
SIGECO received approval from the Indiana Utility Regulatory Commission to recover such costs in retail electric rates. (See item (1)(j), "Postretirement Benefits Other Than Pensions" of Notes To Consolidated Financial Statements in SIGCORP's 1995 Form 10-K report for further discussion.)
     Maintenance expenditures during both reporting periods declined compared to the same periods in 1995 when a devastating storm struck SIGECO's electric service area on June 8, requiring $2 million in maintenance repairs and $1.5 million in capital replacements. Higher tree trimming and line clearance activity and increased routine transmission and distribution maintenance repairs during both periods in 1996 partially offset the impact of the decline in storm repairs. Production maintenance expenditures were relatively unchanged during both reporting periods from a year ago. The impact of lower depreciation rates placed in effect in June 1995 more than offset higher depreciation expense related to the February 1995 commercial operation of the new scrubber, resulting in a 6% decline in total depreciation expense during the first six months of 1996. Federal and state income taxes were $4.2 million greater during the first six months of 1996 compared to the same period in 1995 due to the higher 1996 pretax operating income and to a $1.2 million decrease in income taxes resulting from the settlement of SIGECO's IRS audit during the first quarter of 1995.

OTHER INCOME AND INTEREST CHARGES

     The decline in other income during the three month and six month periods ending June 30, 1996 reflects the absence of the earnings of the four nonregulated subsidiaries which were dividended to SIGCORP on January 1, 1996.
     Interest and other charges were higher during the six month period ended June 30, 1996 due to lower capitalized interest resulting from completion of the scrubber; these expenses during the second quarter of 1996 were relatively unchanged compared to the same period in 1995.

EARNINGS

     The effects of stronger retail gas and electric sales and higher per unit sales margins resulting from an approved increase in electric base retail rates were more than offset by the absence of the earnings of the four nonregulated subsidiaries, lower margins on gas sales and fewer wholesale electric sales, resulting in a one cent (2%) decline in earnings to $0.51 per share of common stock for the second quarter of 1996 compared to the second quarter of 1995.

     For the six months ended June 30, 1996, earnings per share of common stock rose 18 cents (16%) over earnings of $1.12 per share before the 40 cent per share adjustment for the cumulative effect of the accounting change during the first six months of 1995. The increase in earnings before the adjustment for the accounting change was primarily due to greater weather-sensitive gas and electric sales and higher per unit sales margins resulting from the increase in base electric retail rates, which were partially offset by the higher operating expenses and the absence of the earnings of the nonregulated subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     SIGECO's demand for capital is primarily related to its construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for its demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter and six months ended June 30, 1996 totaled $9.8 million and $16.2 million, respectively. Construction and demand side management program expenditures incurred during the second quarter of 1996 were 32% funded with internally generated cash; such expenditures incurred during the six months ended June 30, 1996 were fully funded with internally generated cash. Cash provided from operations increased $35.4 million during the current six month period compared to the same period in 1995 when SIGECO executed a contract buyout settlement agreement with its remaining long-term contract coal supplier. Cash used in investing and financing activities during 1996 increased $21.5 million compared to a year ago reflecting the contribution of the nonregulated subsidiaries to SIGCORP. No financing activity occurred during the 1996 period.
     At this time, SIGECO estimates that its construction expenditures for the five year period 1996-2000 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage its resources, and approximately $17 million to develop and implement DSM programs (see "Other Matters"). Although SIGECO expects the majority of the construction requirements and an estimated $83 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $60-70 million of external financing is anticipated to meet such requirements.

OTHER MATTERS

     On July 3, 1996, the Indiana Utility Regulatory Commission issued its order concerning the settlement agreement entered into between SIGECO and the Indiana Utility Consumer Counselor's Office to settle SIGECO's pending request for an increase in base retail natural gas rates, to adjust the level of future demand side management
(DSM) expenditures, and to address other related matters. The order granted approximately 86% of SIGECO's originally requested gas rate increase, representing an estimated $4.8 million increase in annual revenues. Additionally, the order granted significant reductions in previously ordered DSM expenditures during the 1997-2012 period, from a total of approximately $138 million to approximately $39 million. Although SIGECO is already recognized as one of the most competitive electric utilities in the nation, the reductions were requested by SIGECO to enable it to be even more cost competitive in the future with very low stranded investment exposure.

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


August 14, 1996

                  SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                                    INDEX
                                                                  Page No.
Part I - Financial Information:

   Consolidated Statements of Income for the Three Months and
     Six Months ended June 30, 1996 and 1995                      2

   Consolidated Statements of Cash Flows for the
     Six Months ended June 30, 1996 and 1995                      3

   Consolidated Balance Sheets at June 30, 1996 and
     December 31, 1995                                            4-5

   Consolidated Statements of Capitalization at June 30,
     1996 and December 31, 1994                                   6

   Consolidated Statements of Retained Earnings for the
     Six Months ended June 30, 1996 and 1995                      7

   Notes to Consolidated Financial Statements                     8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                   10-14

Part II - Other Information                                       15

Signature                                                         16