Form 10-Q
period 1996-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1996-11-14
CIK 92195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q


  X      QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 1996

OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission   Registrant;                     IRS Employer
File Number  State of Incorporation;         Identification
             Address; and Telephone Number   No.

1-11603      SIGCORP, Inc.                   35-1940620
             (An Indiana Corporation)
             20 N. W. Fourth Street
             Evansville, Indiana 47741-0001
             (812) 465-5300

1-3553       Southern Indiana Gas
             and Electric Co.                35-0672570
             (An Indiana Corporation)
             20 N. W. Fourth Street
             Evansville, Indiana 47741-0001
             (812) 465-5300

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  X . No_____.

Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date:

SIGCORP, Inc.:           Common stock, no par value,
                         15,754,826 shares outstanding at
                         September 30, 1996

Southern Indiana Gas
and Electric Company:    Common stock, no par value,
                         15,754,826 shares
                         outstanding and held by
                         SIGCORP, Inc. at September 30, 1996

SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
TABLE OF CONTENTS
                                                                Page No.
PART I.   FINANCIAL INFORMATION:

     Item 1: Financial Statements

             SIGCORP, Inc.

               Consolidated Statements of Income                    2

               Consolidated Statements of Cash Flows                3

               Consolidated Balance Sheets                          4-5

               Consolidated Statements of Capitalization            6

               Consolidated Statements of Retained Earnings         7

             SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

               Statements of Income                                 8

               Statements of Cash Flows                             9

               Balance Sheets                                       10-11

               Statements of Capitalization                         12

               Statements of Retained Earnings                      13

     NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.
     AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY                  14-15

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations          16-19

             SIGCORP, Inc. AND SOUTHERN INDIANA GAS
             AND ELECTRIC COMPANY

Part II.  OTHER INFORMATION

     Item 4: Submission of Matters to a Vote of Security
              Holders                                               20

     Item 5: Other information                                      20

     Item 6: Exhibits and Reports on Form 8-K                       20

     Signatures                                                     21
/TABLE

                                 SIGCORP, Inc.
                       CONSOLIDATED  STATEMENTS OF INCOME

                                  Three Months Ended Nine Months Ended
                                    September 30,    September 30,
                                   1996      1995     1996       1995
                                      (in thousands except per share data)
OPERATING REVENUES
 Electric                          $79,889   $83,734  $212,557   $210,392
 Gas                                11,206     5,693    68,440     43,319
   Total operating revenues         91,095    89,427   280,997    253,711
OPERATING EXPENSES
  Operation:
 Fuel for electric generation       20,852    23,548    57,515     61,539
 Purchased electric energy           2,075     2,799     6,107      8,072
 Cost of gas sold                    4,465     1,219    46,628     24,766
 Other                              13,894    13,640    39,823     37,057
   Total operation                  41,286    41,206   150,073    131,434
Maintenance                          6,911     7,126    20,819     21,477
Depreciation and amortization        9,709     9,331    29,125     29,990
Federal and state income taxes       9,161     8,648    20,320     15,561
Property and other taxes             3,511     3,405    10,582     10,274
   Total operating expenses         70,578    69,716   230,919    208,736

OPERATING INCOME                    20,517    19,711    50,078     44,975
Other Income:
 Allowance for other funds used
    during construction                  -       137         -        345
 Interest                              464       403     1,192        828
 Other, net                            375     1,252     3,267      3,527
 Total other income                    839     1,792     4,459      4,700

INCOME BEFORE INTEREST AND
 OTHER CHARGES                      21,356    21,503    54,537     49,675

Interest and Other Charges:
 Interest on long-term debt          4,593     4,799    13,920     14,109
 Amortization of premium,
   discount, and expense on debt       168       168       522        525
 Other interest                        504       608     1,514      1,334
 Allowance for borrowed funds
    used during construction          (131)     (159)     (299)      (572)
 Preferred dividend requirements
    of subsidiary                      274       274       823        825
                                     5,408     5,690    16,480     16,221
INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE               15,948    15,813    38,057     33,454

CUMULATIVE EFFECT AT JANUARY 1, 1995
 OF ADOPTING THE UNBILLED REVENUES
 METHOD OF ACCOUNTING -
 NET OF INCOME TAXES                     -         -         -      6,293

NET INCOME                         $15,948   $15,813  $ 38,057   $ 39,747

AVERAGE COMMON SHARES OUTSTANDING   15,755    15,755    15,755     15,755

EARNINGS PER SHARE OF COMMON STOCK
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                  $1.01     $1.00     $2.42      $2.12

  CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE                                -         -         -       0.40

  TOTAL EARNINGS PER SHARE OF
   COMMON STOCK                      $1.01     $1.00     $2.42      $2.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                     CONSOLIDATED  STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                     September 30,
                                                     1996        1995
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                          $ 38,057    $ 39,747
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                       29,125      29,990
   Preferred dividend requirements of subsidiary          823         825
   Deferred income taxes and investment tax
   credits, net                                         1,178       4,499
   Cumulative effect of accounting change                   -      (6,293)
   Change in assets and liabilities:
    Receivables, net (including accrued
     unbilled revenues)                                (2,106)    (18,105)
    Inventories                                        (2,420)      6,474
    Coal contract settlement                           12,928      (9,358)
    Accounts payable                                  (18,795)    (10,948)
    Accrued taxes                                       7,056       5,726
    Refunds from gas suppliers                         (1,603)      2,722
    Refunds to customers                               (3,921)     (6,300)
    Accrued coal liability                                  -     (22,018)
    Other assets and liabilities                       (2,884)      4,922
    Net cash provided by operating activities          57,438      21,883

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures (net of allowance for
  other funds used during construction)               (23,382)    (26,701)
 Demand side management program expenditures           (2,826)     (4,908)
 Sales of investments                                     700       4,107
 Change in nonutility property                         (6,887)     (1,036)
 Other                                                  2,252         105
   Net cash used in investing activities              (30,143)    (28,433)

CASH FLOWS FROM FINANCING ACTIVITIES
 First mortgage bonds                                  (8,000)       (300)
 Dividends paid                                       (21,264)    (20,793)
 Change in environmental improvement funds
  held by trustee                                        (153)      6,638
 Payments on partnership obligations                   (2,786)      1,670
 Change in notes payable                                2,290      (3,256)
 Other                                                    395         373
   Net cash used in financing activities              (29,518)    (15,668)

NET DECREASE IN CASH AND CASH EQUIVALENTS              (2,223)    (22,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,834      28,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  7,611    $  5,842

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                September 30, December 31,
                                                1996          1995
                                                    (in thousands)
ASSETS
Utility Plant, at original cost:
 Electric                                       $1,039,975    $1,030,890
 Gas                                               127,301       125,053
   Total utility plant, at original cost         1,167,276     1,155,943
 Less - accumulated provision for depreciation     516,735       490,326
                                                   650,541       665,617
 Construction work in progress                      23,151        13,750
   Net utility plant                               673,692       679,367

Other Investments and Property:
 Investments in leveraged leases                    35,170        35,609
 Investments in partnerships                        23,934        25,308
 Environmental improvement funds held
  by trustee                                         3,795         3,642
 Nonutility property and other                      18,492        11,605
   Total other investments and property             81,391        76,164

Current Assets:
 Cash and cash equivalents                           7,611         9,834
 Temporary investments, at market                      440         1,148
 Receivables, less allowance of $289 and $138,
  respectively                                      34,050        35,392
 Accrued unbilled revenues                          22,099        18,651
 Inventories                                        37,382        34,962
 Coal contract settlement                                -        12,928
 Other current assets                               19,203         4,795
   Total current assets                            120,785       117,710

Deferred Charges:
 Unamortized premium on reacquired debt              5,783         6,142
 Postretirement benefits other than pensions         9,438         9,574
 Demand side management program                     23,163        20,337
 Other deferred charges                             12,102        14,687
  Total deferred charges                            50,486        50,740

                                                $  926,354    $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                               September 30,  December 31,
                                               1996           1995
                                               (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                                   $ 78,258       $ 78,258
Retained Earnings                               254,233        236,617
 Common shareholders' equity                    332,491        314,875
Cumulative Nonredeemable Preferred Stock
 of Subsidiary                                   11,090         11,090
Cumulative Redeemable Preferred Stock
 of Subsidiary                                    7,500          7,500
Cumulative Special Preferred Stock
 of Subsidiary                                      924            924
Long-Term Debt, net of current maturities       257,694        257,440
Long-Term Partnership Obligations,
 net of current maturities                        4,580          6,839
 Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)                 614,279        598,668

Current Liabilities:
 Current Portion of Adjustable Rate Bonds
  Subject to Tender                              31,500         31,500
 Current Maturities of Long-Term Debt,
  Interim Financing and Long-Term
  Partnership Obligations:
   Maturing long-term debt                          919          9,906
   Notes payable                                 33,557         30,500
   Partnership obligations                        2,259          2,786
    Total current maturities of long-term debt,
     interim financing and long-term
     partnership obligations                     36,735         43,192

 Other Current Liabilities:
   Accounts payable                              19,201         37,996
   Dividends payable                                123            123
   Accrued taxes                                 15,877          8,821
   Accrued interest                               7,527          4,577
   Refunds to customers                           3,372          8,896
   Other accrued liabilities                     22,793         17,689
   Total other current liabilities               68,893         78,102
   Total current liabilities                    137,128        152,794

Deferred Credits and Other:
 Accumulated deferred income taxes              136,233        132,793
 Accumulated deferred investment tax credits,
  being amortized over lives of property         22,067         23,146
 Regulatory income tax liability                  1,794          2,977
 Postretirement benefits other than pensions     12,302          9,056
 Other                                            2,551          4,547
   Total deferred credits and other             174,947        172,519
                                               $926,354       $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                               September 30,  December 31,
                                                  1996        1995
                                                    (in thousands)

COMMON SHAREHOLDERS' EQUITY
 Common Stock, without par value, authorized
  50,000,000 shares, issued 15,754,826            $ 78,258    $ 78,258
 Retained Earnings, $2,194,121 restricted as to
  payment of cash dividends on common stock        254,233     236,617
                                                   332,491     314,875
PREFERRED STOCK OF SUBSIDIARY
 Cumulative, $100 par value, authorized
  800,000 shares issuable, in series:
   Nonredeemable
    4.8% Series, outstanding 85,895 shares,
     callable at $110 per share                      8,590       8,590
    4.75% Series, outstanding 25,000 shares,
     callable at $101 per share                      2,500       2,500
       Total Nonredeemable                          11,090      11,090
   Redeemable
    6.50% Series, outstanding 75,000 shares,
     redeemable at $100 per share
    December 1, 2002                                 7,500       7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
 Cumulative, no par value, authorized 5,000,000
  shares, issuable in series: 8-1/2% series,
  outstanding 9,237 shares
  redeemable at $100 per share                         924         924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
 First mortgage bonds                              252,410     251,410
 Notes payable                                       6,055       6,836
 Unamortized debt premium and discount, net           (771)       (806)
                                                   257,694     257,440
LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                           4,580       6,839

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
 CONTROL BONDS SUBJECT TO TENDER, DUE
   2015, Series B, presently 4.0%                   31,500      31,500

    Total capitalization, including bonds
     subject to tender                            $645,779    $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 SIGCORP, Inc.
                 CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS

                                                  Nine Months Ended
                                                  September 30,
                                                  1996        1995
                                                    (in thousands)
Balance Beginning of Period                       $236,617    $218,424
Net Income                                          38,057      39,747
                                                   274,674     258,171
Common Stock Dividends ($1.2975 per share
 in 1996 and $1.2675 per share in 1995)             20,441      19,968

Balance End of Period (See Consolidated
  Statements of Capitalization for restriction)   $254,233    $238,203

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              STATEMENTS OF INCOME

                                   Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   1996      1995      1996      1995
                                   (in thousands except per share data)
OPERATING REVENUES
 Electric                          $79,889   $83,734   $212,557  $210,392
 Gas                                11,206     5,693     68,440    43,319
   Total operating revenues         91,095    89,427    280,997   253,711

OPERATING EXPENSES

 Operation:
   Fuel for electric generation     20,852    23,548     57,515    61,539
   Purchased electric energy         2,075     2,799      6,107     8,072
   Cost of gas sold                  4,465     1,219     46,628    24,766
   Other                            13,894    13,640     39,823    37,057
    Total operation                 41,286    41,206    150,073   131,434
 Maintenance                         6,911     7,126     20,819    21,477
 Depreciation and amortization       9,709     9,331     29,125    29,990
 Federal and state income taxes      9,161     8,648     20,320    15,561
 Property and other taxes            3,511     3,405     10,582    10,274
    Total operating expenses        70,578    69,716    230,919   208,736

OPERATING INCOME                    20,517    19,711     50,078    44,975
 Other Income:
   Allowance for other funds
   used during construction              -        37          -       345
   Interest                             80       403        387       828
   Other, net                           22     1,252      1,395     3,527
    Total operating income             102     1,792      1,782     4,700

INCOME BEFORE INTEREST CHARGES      20,619    21,503     51,860    49,675

 Interest and Other Charges:
   Interest on long-term debt        4,593     4,799     13,920    14,109
   Amortization of premium, discount
    and expense on debt                168       168        522       525
   Other interest                      347       608      1,095     1,334
   Allowance for borrowed funds
    used during construction          (131)     (159)      (299)     (572)
    Total interest and other         4,977     5,416     15,238    15,396

NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                15,642    16,087     36,622    34,279

CUMULATIVE EFFECT AT JANUARY 1, 1995
 OF ADOPTING THE UNBILLED REVENUES
 METHOD OF ACCOUNTING -
 NET OF INCOME TAXES                     -         -          -     6,293

NET INCOME                          15,642    16,087     36,622    40,572

 Preferred dividend                   274       274         823       825

EARNINGS APPLICABLE TO
 COMMON STOCK                      $15,368   $15,813   $ 35,799  $ 39,747

AVERAGE COMMON SHARES OUTSTANDING   15,755    15,755     15,755    15,755

EARNINGS PER SHARE OF COMMON STOCK
 BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                   $0.98     $1.00      $2.27     $2.12

 CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                       -         -          -      0.40

 TOTAL EARNINGS PER SHARE OF
 COMMON STOCK                        $0.98     $1.00      $2.27     $2.52

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                    September 30,
                                                    1996         1995
                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                         $ 36,622     $ 40,572
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      29,125       29,990
   Deferred income taxes and investment tax
   credits, net                                          905        4,499
   Cumulative effect of accounting change                  -       (6,293)
   Change in assets and liabilities:
    Receivables, net (including accrued
     unbilled revenues)                               (2,381)     (18,105)
    Inventories                                       (2,378)       6,474
    Coal contract settlement                          12,928       (9,358)
    Accounts payable                                 (17,929)     (10,948)
    Accrued taxes                                      5,647        5,726
    Refunds from gas suppliers                        (1,603)       2,722
    Refunds to customers                              (3,921)      (6,300)
    Accrued coal liability                                 -      (22,018)
    Other assets and liabilities                      (2,245)       4,922
    Net cash provided by operating activities         54,770       21,883

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures (net of allowance for
  other funds used during construction)              (23,382)     (26,701)
 Demand side management program expenditures          (2,826)      (4,908)
 Sales of investments                                      -        4,107
 Change in nonutility property                           648       (1,036)
 Other                                                   (69)         105
   Net cash used in investing activities             (25,629)     (28,433)

CASH FLOWS FROM FINANCING ACTIVITIES
 First mortgage bonds                                 (8,000)        (300)
 Dividends paid                                      (21,264)     (20,793)
 Reduction in preferred stock and long-term debt           -        6,638
 Change in notes payable                               2,500        1,670
 Contribution of nonregulated subsidiaries
  to parent                                          (12,145)      (3,256)
 Other                                                   248          373
   Net cash used in financing activities             (38,661)     (15,668)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (9,520)     (22,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       9,834       28,060

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    314     $  5,842

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       SOUTHERN INDIANA GAS AND ELECTRIC
                                 BALANCE SHEETS

                                         September 30,   December 31,
                                          1996           1995
                                              (in thousands)
ASSETS
Utility Plant, at original cost:
 Electric                                 $1,039,975     $1,030,890
 Gas                                         127,301        125,053
                                           1,167,276      1,155,943
 Less - accumulated provision for
  depreciation                               516,735        490,326
                                             650,541        665,617
 Construction work in progress                23,151         13,750
   Net utility plant                         673,692        679,367

Other Investments and Property:
 Investments in leveraged leases                   -         35,609
 Investments in partnerships                       -         25,308
 Environmental improvement funds held
  by Trustee                                   3,795          3,642
 Nonutility property and other                 1,552         11,605
    Total other investments and property       5,347         76,164

Current Assets:
 Cash and cash equivalents                       314          9,834
 Temporary investments, at market                  -          1,148
 Receivables, less allowance of $289
  and $138, respectively                      29,389         35,392
 Accrued unbilled revenues                    22,099         18,651
 Inventories                                  37,340         34,962
 Coal contract settlement                          -         12,928
 Other current assets                         18,419          4,795
   Total Other assets                        107,561        117,710
Deferred Charges:
 Unamortized premium on reacquired debt        5,783          6,142
 Postretirement benefits obligation
  other than pensions                          9,438          9,574
 Demand side management program               23,163         20,337
 Other deferred charges                       11,604         14,687
   Total deferred charges                     49,988         50,740
                                          $  836,588     $  923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS

                                          September 30,  December 31,
                                          1996           1995
                                          (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
Common Stock                              $ 78,258       $ 78,258
Retained Earnings                          214,557        236,617
 Common shareholders' equity               292,815        314,875
Cumulative Nonredeemable Preferred Stock    11,090         11,090
Cumulative Redeemable Preferred Stock        7,500          7,500
Cumulative Special Preferred Stock             924            924
Long-Term Debt, net of current maturities  251,639        257,440
Long-Term Partnership Obligations,
 net of current maturities                       -          6,839
   Total capitalization, excluding bonds
    subject to tender (see Consolidated
    Statements of Capitalization)          563,968        598,668

Current Liabilities:
 Current Portion of Adjustable Rate
  Bonds Subject to Tender                   31,500         31,500
 Current Maturities of Long-Term Debt,
   Interim Financing and Long-Term
   Partnership Obligations:
   Maturing long-term debt                       -          9,906
   Notes payable                            33,000         30,500
   Partnership obligations                       -          2,786
    Total current maturities of
     long-term debt, interim financing
     and long-term partnership
     obligations                            33,000         43,192

 Other Current Liabilities:
   Accounts payable                         14,291         37,996
   Dividends payable                           123            123
   Accrued taxes                            16,042          8,821
   Accrued interest                          7,510          4,577
   Refunds to customers                      3,372          8,896
   Other accrued liabilities                21,890         17,689
   Total other current liabilities          63,228         78,102
   Total current liabilities               127,728        152,794

Deferred Credits and Other:
 Accumulated deferred income taxes         106,179        132,793
 Accumulated deferred investment tax
  credits, being amortized over lives
  of property                               22,067         23,146
 Regulatory income tax liability             1,794          2,977
 Postretirement benefits other
  than pensions                             12,302          9,056
 Other                                       2,550          4,547
   Total deferred credits and other        144,892        172,519
                                          $836,588       $923,981

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                          STATEMENTS OF CAPITALIZATION

                                          September 30,  December 31,
                                          1996           1995
                                          (in thousands)
COMMON SHAREHOLDERS' EQUITY
 Common Stock, without par value,
  authorized 50,000,000 shares,
  issued 15,754,826 shares                $ 78,258       $ 78,258
 Retained Earnings, $2,194,12 restricted
  as to payment of cash dividends on
  common stock                             214,557        236,617
                                           292,815        314,875
PREFERRED STOCK
 Cumulative, $100 par value, authorized
  800,000 shares issuable, in series
   Nonredeemable
    4.8% Series, outstanding 85,895 shares,
     callable at $110 per share              8,590          8,590
    4.75% Series, outstanding 25,000 shares,
     callable at $101 per share              2,500          2,500
    Total nonredeemable                     11,090         11,090
   Redeemable
    6.50% Series, outstanding 75,000 shares,
     redeemable at $100 per share
     December 1, 2002                        7,500          7,500

SPECIAL PREFERRED STOCK
 Cumulative, no par value, authorized
  5,000,000 shares, issuable in series:
  8-1/2% series, outstanding 9,237 shares,
  redeemable at $100 per share                 924            924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
 First mortgage bonds                      251,410        251,410
 Notes payable                               1,000          6,836
 Unamortized debt premium and
  discount, net                               (771)          (806)
                                           251,639        257,440
LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                       -          6,839

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
 BONDS SUBJECT TO TENDER, DUE:
   2015, Series B, presently 4.0%           31,500         31,500

    Total capitalization, including
     bonds subject to tender              $595,468       $630,168

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS

                                          Nine Months Ended
                                          September 30,
                                          1996           1995
                                          (in thousands)
Balance Beginning of Period               $236,617       $218,424
Net Income                                  36,622         40,572
                                           273,239        258,996
Dividend Nonregulated Subsidiaries
 to Parent                                  37,418              -
Preferred Stock Dividends                      823            825
Common Stock Dividends ($1.2975 per
 share in 1996 and $1.2675 per
 share in 1995)                             20,441         19,968
                                            58,682         20,793
Balance End of Period (See Consolidated
 Statements of Capitalization for
 restriction)                             $214,557       $238,203

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         SIGCORP, Inc.
                               AND
            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS

1.   Organization

  SIGCORP, Inc. (SIGCORP) is a holding company incorporated under the laws of the state of Indiana.
SIGCORP has five wholly-owned subsidiaries: Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility, and four nonregulated subsidiaries.
  On December 20, 1994, SIGECO's Board of Directors authorized the steps required for a corporate reorganization in which a holding company would become the parent of SIGECO. SIGECO's shareholders approved the reorganization at SIGECO's March 28, 1995 annual meeting, and approval by the Federal Energy Regulatory Commission and the Securities and Exchange Commission was granted November 7, 1995 and December 14, 1995, respectively.
  Effective January 1, 1996, the new holding company became the parent of SIGECO which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy Systems Group, Inc.
(ESGI), Southern Indiana Minerals, Inc. (SIMI), Southern Indiana Properties, Inc. (SIPI) and ComSource, Inc. (ComSource). Because of the significance of SIGECO, the operating results of the nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and are unaffected.

2.   Presentation of Financial Statements

  It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1995 Annual Report to Shareholders.
  These financial statements include the accounts of SIGCORP, Inc. and its subsidiaries, as well as separate financial statements for SIGECO and include all adjustments which are in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the nine months ending September 30, 1996 should not be taken as an indication of the results for all or any part of the balance of 1996.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGCORP, for the nine months ended September 30, 1996 and 1995 paid interest (net of amounts capitalized) of $12,185,000 and $11,767,000, respectively, and income taxes of $8,736,000 and $6,840,000, respectively. Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $6,839,000 and $9,625,000 at September 30, 1996 and
December 31, 1995, respectively.
  SIGECO, for the nine months ended September 30, 1996 and 1995 paid interest (net of amounts capitalized) of $ 11,783,000 and $11,255,000, respectively, and income taxes of $12,021,000 and $6,822,000, respectively.

  The following decreases in SIGECO's assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

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

                          SIGCORP, Inc.
                               AND
            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP) became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries. Because of the significance of SIGECO, the operating results of SIGCORP's nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. Consolidated operating revenues and operating expenses of SIGCORP consist entirely of the operating revenues and operating expenses of SIGECO; material changes in the consolidated financial condition and operating results of SIGCORP are due primarily to the operations of SIGECO. The following discussion and analysis of results of operations and financial condition is for SIGCORP unless otherwise stated.
  Earnings per share were $1.01 for the recent three month period compared to earnings of $1.00 per share for the third quarter of 1995; earnings per share for the first nine months of 1996 were $2.42 versus earnings of $2.12 per share before the cumulative effect of an accounting change for the same period in 1995. Net income for the nine month period ending September 30, 1995 included a one-time favorable adjustment, net of tax, of $6.3 million or $.40 per share in recognition of the impact of SIGECO's change to the unbilled revenue method of accounting (see Note 5 of Notes To Financial Statements).

OPERATING REVENUES

  Electric revenues were $3.8 million (5%) lower during the third quarter of 1996 compared to the same period a year ago due primarily to a less favorable retail sales mix, fewer wholesale sales and lower per unit fuel costs reflected in revenues. Although retail sales overall were down less than 1% due to greater industrial and commercial sales related to continued increased economic activity in SIGECO's service territory, much milder summer temperatures resulted in a 9% decrease in sales to residential and commercial customers. Cooling degree days in SIGECO's service territory, a measure of relative temperatures, were down 39% from the third quarter of 1995, and 18% below the 30-year average for the same period. Wholesale sales, which typically have lower per unit margins than retail sales, declined 19% during the current quarter due to lower sales to Alcoa Generating Corporation (AGC) than during the third quarter of 1995 when a major maintenance outage continued on one of AGC's generating units. The recovery of lower per unit fuel costs which resulted in a $.5 million decline in electric revenues and changes in rates to wholesale customers contributed to the decrease in electric revenues. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments.
  During the nine month period ending September 30, 1996, electric revenues were up $2.2 million (1%) compared to the first three quarters of 1995, chiefly due to increased sales to retail electric customers and to higher base retail rates. Retail sales rose 5% reflecting colder winter temperatures during the first four months of 1996 than during the comparable period in 1995 and continued commercial and industrial growth in SIGECO's service territory. Wholesale sales for the nine month period in 1996 were lower due to fewer sales to AGC during the second and third quarters. Electric revenues increased $2.3 million during the current nine month period due to the third step of SIGECO's electric rate increase effective June 27, 1995, which raised retail rates approximately 2.05% overall. A 5% decrease in per unit fuel and purchased power costs recovered from customers resulted in a $2.9 million decrease in electric revenues.
  The changes in electric revenue are shown at the top of page 17:

                                        Revenue Increase (Decrease) From
                                        Corresponding Period in 1995
                                        Three Months     Nine Months
                                        Ended 9-30-96    Ended 9-30-96
                                                (in thousands)

Change in sales volume                    $ (3,000)         $   3,500

Effect of rate adjustments in sales to
 retail customers                                -              2,300

Fuel and purchased power recovery             (500)            (2,900)

Other                                         (345)              (735)
                                          $ (3,845)         $   2,165

(Decrease)increase in retail sales (MWh)   (10,512)           152,629

(Decrease) in wholesale sales (MWh)        (72,937)          (210,372)

     Increased sales to all customer classes and the recovery of higher per unit gas costs were the primary reasons for the $5.5 million (97%) increase in gas revenues during the three months ended September 30, 1996. The greater gas sales reflected the continued economic growth in SIGECO's service territory. Average unit costs of gas sold, which are recovered from customers through commission approved gas cost adjustments, were higher than those during the same period in 1995 due to continued higher spot market prices during the 1996 period. Additionally, SIGECO's recently approved adjustment to base retail natural gas rates, effective July 15, 1996, contributed to the revenue increase. The approved gas rate adjustment is about 8% overall. A change in sales mix and other factors partially offset these revenue increases.
     A 36% increase in gas sales and the recovery of higher unit costs of gas delivered to customers were the primary reasons for a $25.1 million (58%) increase in gas revenue during the first nine months of 1996 versus the same period in 1995. Colder winter weather during the first four months of 1996 was the primary cause of higher sales to residential and commercial customers, up 27% and 28%, respectively. Additionally, industrial sales were significantly greater, chiefly due to certain transportation customers purchasing their gas supplies from SIGECO during the first half of 1996. Average unit costs of gas sold recovered from customers during the recent nine month period were 39% greater than those during the same period in 1995, adding $9.5 million to gas revenues. The colder winter temperatures nationwide tightened spot market supplies, causing upward pressure on market prices during 1996.
     The changes in gas revenues are shown below:

                                        Revenue Increase (Decrease) From
                                        Corresponding Period in 1995
                                        Three Months     Nine Months
                                        Ended 9-30-96    Ended 9-30-96
                                                (in thousands)
Change in sales volume                    $4,100         $15,600

Cost of gas recovery                       1,600           9,500

Effect of rate adjustments in sales
to retail customers                          800             800

Other                                       (987)           (779)
                                          $5,513         $25,121

Increase in total throughput (MDth)          539           2,753

OPERATING EXPENSES

     Lower per unit fuel costs and fewer sales to wholesale customers resulted in $3.4 million and $6 million decreases in the cost of fuel for electric generation and purchased electric energy during the three month and nine month periods ending September 30, 1996, respectively, compared to the same periods in 1995. Cost of gas sold rose $3.2 million during the current quarter due to the increase in unit deliveries and higher per unit prices; the substantial increase in spot market prices during the first quarter of 1996 and much greater deliveries were the chief reasons for a $21.9 million increase in the cost of gas sold during the first three quarters of 1996. Other operation expenses during the current quarter were comparable to the same period in 1995; however, greater SIGECO employee benefit costs and the February 1, 1995 commercial operation of SIGECO's $103 million investment to comply with the Clean Air Act Amendments of 1990, primarily its sulfur dioxide scrubber, caused other operation expenses during the nine months ending September 30, 1996 to increase $2.8 million (7%). (See "Clean Air Act" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1995 Form 10-K report for further discussion.) In June 1995, SIGECO began expensing costs which had previously been deferred for postretirement benefits other than pensions (health care and life insurance) attributed to electric utility operations.
SIGECO received approval from the Indiana Utility Regulatory Commission (IURC) to recover such costs in retail electric rates. (See item (1)(j), "Postretirement Benefits Other Than Pensions" of Notes To Consolidated Financial Statements in SIGCORP's 1995 Form 10-K report for further discussion.) In July 1996, SIGECO began expensing similar deferred postretirement benefit costs attributed to gas utility operations after receiving approval from the IURC to recover such costs in retail gas rates.
     Maintenance expenditures during the nine month period in 1996 declined compared to the same period in 1995 when a devastating storm struck SIGECO's electric service area on June 8, requiring $2 million in maintenance repairs and $1.5 million in capital replacements. Higher tree trimming and line clearance activity and increased routine transmission and distribution maintenance repairs during the 1996 period partially offset the impact of the decline in storm repairs. Total maintenance expenditures were relatively unchanged during the third quarter of 1996 when lower 1996 production maintenance expenditures were substantially offset by increased transmission and distribution maintenance expenditures. The impact of lower depreciation rates placed in effect in June 1995 more than offset higher depreciation expense related to the February 1995 commercial operation of the new scrubber, resulting in a 3% decline in total depreciation expense during the first nine months of 1996. The 4% increase in depreciation during the third quarter of 1996 fully reflects the impact of the new scrubber investment. Federal and state income taxes were $4.8 million greater during the first nine months of 1996 compared to the same period in 1995 due to the higher 1996 pretax operating income and to a $1.2 million decrease in income taxes resulting from the settlement of SIGECO's IRS audit during the first quarter of 1995.

OTHER INCOME AND INTEREST CHARGES

     Other income during the current three month period reflects lower total earnings from SIGCORP's four nonutility subsidiaries due to startup costs of the newer subsidiaries, ComSource, Inc. and Southern Indiana Minerals, Inc., and due to decreased miscellaneous other income of SIGECO; other income during the first nine months of 1996 declined slightly due to decreased miscellaneous other income of SIGECO and lower allowance for other funds used during construction resulting from the completion of the scrubber.
     Interest and other charges were relatively unchanged during the three month and nine month periods ended September 30, 1996 compared to the same periods in 1995.

EARNINGS

     The slight increase in earnings per share of common stock for the third quarter of 1996 of one cent (1%) over earnings of $1.00 per share during the third quarter of 1995 was primarily due to stronger retail gas sales and higher per unit sales margins resulting from an approved increase in base retail gas rates, which were partially offset by fewer residential, commercial and wholesale electric sales and higher operating expenses.
     For the nine months ended September 30, 1996, earnings per share of common stock rose 30 cents (14%) over earnings of $2.12 per share before the 40 cent per share adjustment for the cumulative effect of the accounting change during the first nine months of 1995. The increase in earnings before the adjustment for the accounting change was primarily due to greater weather-sensitive gas and electric sales and higher per unit sales margins resulting from the increases in base electric and gas retail rates, which were partially offset by the higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and demand side management program expenditures incurred during the quarter and nine months ended September 30, 1996 totaled $10 million and $26.2 million, respectively. Construction and demand side management program expenditures incurred during the third quarter of 1996 were 93% funded with internally generated cash. Such expenditures incurred during the nine months ended September 30, 1996 were fully funded with internally generated cash. Cash provided from operations increased $35.6 million during the current nine month period compared to the same period in 1995 when SIGECO executed a contract buyout settlement agreement with its remaining long-term contract coal supplier. Cash used in investing and financing activities during 1996 increased $15.6 million compared to a year ago. No long-term financing activity occurred during the 1996 period.
     At this time, SIGCORP estimates that SIGECO's construction expenditures for the five year period 1996-2000 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to better provide expanding customer service needs and to better manage SIGECO's resources, and approximately $17 million to develop and implement DSM programs. Although SIGCORP expects the majority of the construction requirements and an estimated $83 million in debt security and other long-term obligation redemptions to be provided by internally generated funds, an additional $60-70 million of external financing is anticipated to meet such requirements.

OTHER MATTERS

     In October 1996, the SIGCORP board of directors approved the formation of two new nonregulated subsidiaries, SIGCORP Energy Marketing, Inc. and SIGCORP Capital, Inc. SIGCORP Energy Marketing, Inc. will market natural gas. SIGCORP Capital, Inc. will provide financing services for SIGCORP's nonregulated subsidiaries.

                  PART TWO - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security
Holders

  NONE

Item 5. Other Information

  NONE

Item 6. Exhibits and Reports on Form 8-K

  NONE

                           SIGNATURES




  Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGCORP, Inc
                                   (Registrant)

                                   /s/ A. E. Goebel
                                   A. E. Goebel
                                   Secretary and Treasurer

Date: November 14, 1996



                                   SOUTHERN INDIANA GAS AND
                                   ELECTRIC COMPANY

                                   /s/ S. M. Kerney
                                   S. M. Kerney
                                   Controller

Date: November 14, 1996