Form 10-Q
period 1997-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1997-11-14
CIK 92195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

X  QUARTERLY REPORT PERSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 1997

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission   Registrant; State of Incorporation;  IRS Employer
File Number  Address; and Telephone Number        Identification No.
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

Yes  X . No .

Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date:

SIGCORP, Inc.:            Common stock, no par value,          23,630,568 shares
                          outstanding at September 30, 1997

Southern Indiana Gas and
Electric Company:         Common stock, no par value,          15,754,826 shares
                          outstanding and held by
                          SIGCORP, Inc.
                          at September 30, 1997

SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

TABLE OF CONTENTS
                                                               Page No.
PART I. FINANCIAL INFORMATION:

        Item 1: Financial Statements

                SIGCORP, Inc.

                   Consolidated Statements of Income               2

                   Consolidated Statements of Cash Flows           3

                   Consolidated Balance Sheets                     4-5

                   Consolidated Statements of Capitalization       6

                   Consolidated Statements of Retained Earnings    7

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                   Statements of Income                            8

                   Statements of Cash Flows                        9

                   Balance Sheets                                  10-11

                   Statements of Capitalization                    12

                   Statements of Retained Earnings                 13

        NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.
        AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY              14-15

        Item 2: Management's Discussion and Analysis of Results
                of Operations and Financial Condition              16-19

                SIGCORP, Inc. And Southern Indiana Gas
                and Electric Company

Part II.        OTHER INFORMATION

        Item 4: Submission of Matters to a Vote of
                Security Holders                                   21

        Item 5: Other information                                  21

        Item 6: Exhibits and Reports on Form 8-K                   21

        Signatures 22

                               SIGCORP, Inc.
                    CONSOLIDATED  STATEMENTS OF INCOME
                                   Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   1997      1996      1997      1996
                                   (in thousands except per share data)
OPERATING REVENUES:
 Electric                          $84,169   $79,889   $211,267  $212,557
 Gas                                 9,189    11,206     56,223    68,440
  Total operating revenues          93,358    91,095    267,490   280,997

OPERATING EXPENSES:
 Fuel for electric generation       17,952    20,852     47,703    57,515
 Purchased electric energy           6,846     2,075     11,886     6,107
 Cost of gas sold                    2,824     4,465     34,096    46,628
 Other                              12,395    13,894     40,440    39,823
 Maintenance                         5,536     6,911     19,479    20,819
 Depreciation and amortization      10,029     9,709     30,087    29,125
 Federal and state income taxes     11,340     9,161     22,374    20,320
 Property and other taxes            2,748     3,511      9,226    10,582
  Total operating expenses          69,670    70,578    215,291   230,919

OPERATING INCOME                    23,688    20,517     52,199    50,078

OTHER INCOME:
 Allowance for other funds used
 during construction                   169         -        430         -
 Interest                              763       464      2,061     1,192
 Other, net                          1,129       375      1,640     3,267
  Total other income                 2,061       839      4,131     4,459

INCOME BEFORE INTEREST
 AND OTHER CHARGES                  25,749    21,356     56,330    54,537

INTEREST AND OTHER CHARGES:
 Interest on long-term debt          4,482     4,593     13,509    13,920
 Amortization of premium,
 discount, and expense on debt         168       168        503       522
 Other interest                      1,111       504      2,616     1,514
 Allowance for borrowed funds
 used during construction             (233)     (131)      (445)     (299)
 Preferred dividend requirements
 of subsidiary                         274       274        823       823
  Total interest and other
  charges                            5,802     5,408     17,006    16,480

NET INCOME                         $19,947   $15,948   $ 39,324  $ 38,057

AVERAGE COMMON SHARES OUTSTANDING   23,631    23,631     23,631    23,631

EARNINGS PER SHARE OF COMMON STOCK   $0.84     $0.67      $1.66     $1.61

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              SIGCORP, Inc.
                  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                                  Nine Months Ended
                                                  September 30,
                                                  1997       1996
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $ 39,324   $ 38,057
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                   30,087     29,125
    Preferred dividend requirements
    of subsidiary                                      823        823
    Deferred income taxes and investment
    tax credits, net                                (1,903)     1,178
    Allowance for other funds used
    during construction                               (430)         -
    Change in assets and liabilities:
      Receivables, net (including accrued
      unbilled revenues)                            16,482     (2,106)
      Inventories                                   (2,167)    (2,420)
      Coal contract settlement                           -     12,928
      Accounts payable                             (13,894)   (18,795)
      Accrued taxes                                   (318)     7,056
      Refunds from gas suppliers                      (301)    (1,603)
      Refunds to customers                           5,703     (3,921)
      Other assets and liabilities                  (3,209)    (2,884)
    Net cash provided by operating activities       70,197     57,438

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)            (39,950)   (23,382)
  Demand side management program expenditures       (2,003)    (2,326)
  Purchases of investments                            (323)         -
  Sales of investments                                 160        700
  Investments in partnerships                          (80)       596
  Change in nonutility property                     (5,145)    (6,887)
  Other                                                207      1,156
    Net cash used in investing activities          (47,134)   (30,143)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                   -     (8,000)
  Dividends paid                                   (23,237)   (21,264)
  Change in environmental improvement
  funds held by trustee                               (158)      (153)
  Payments on partnership obligations               (2,276)    (2,786)
  Change in notes payable                            1,793      2,290
  Other                                              1,844        395
    Net cash used in financing activities          (22,034)   (29,518)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                 1,029     (2,223)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     9,191      9,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 10,220   $  7,611

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS

                                              September 30,  December 31,
                                              1997           1996
                                              (in thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                    $1,069,580     $1,047,717
  Gas                                            135,616        131,796
                                               1,205,196      1,179,513
  Less - accumulated provision
  for depreciation                               549,252        524,104
                                                 655,944        655,409
  Construction work in progress                   35,894         25,849
    Net utility plant                            691,838        681,258

Other Investments and Property:
  Investments in leveraged leases                 42,580         42,887
  Investments in partnerships                     23,867         23,983
  Environmental improvement funds
  held by trustee                                  3,988          3,830
  Nonutility property and other                   27,888         22,743
    Total other investments and property          98,323         93,443

Current Assets:
  Cash and cash equivalents                       10,220          9,191
  Temporary investments, at market                   738            565
  Receivables, less allowance of $143
  and $215, respectively                          33,456         36,469
  Accrued unbilled revenues                       21,275         34,744
  Inventories                                     33,408         31,241
  Other current assets                             7,992         16,310
    Total current assets                         107,089        128,520

Deferred Charges:
  Unamortized premium on reacquired debt           5,303          5,663
  Postretirement benefits other than pensions      6,110          7,819
  Demand side management program                  25,021         23,359
  Other deferred charges                          15,737         12,591
    Total deferred charges                        52,171         49,432

TOTAL                                         $  949,421     $  952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS
                                              September 30,  December 31,
                                              1997           1996
                                              (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                  $ 78,258       $ 78,258
Retained Earnings                              270,990        252,626
  Total common shareholders' equity            349,248        330,884
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                            11,090         11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                             7,500          7,500
Cumulative Special Preferred
 Stock of Subsidiary                               924            924
Long-Term Debt, net of current maturities      238,990        261,629
Long-Term Partnership Obligations,
 net of current maturities                       4,192          4,563
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)               611,944        616,590

Current Liabilities:
Current Portion of Adjustable Rate
Bonds Subject to Tender                         31,500         31,500
Current Maturities of Long-Term Debt,
Interim Financing and Long-Term
Partnership Obligations:
  Maturing long-term debt                       12,695            659
  Notes payable                                 51,462         38,750
  Partnership obligations                          371          2,276
    Total current maturities of long-term
    debt, interim financing and
    long-term partnership obligations           64,528         41,685

Other Current Liabilities:
  Accounts payable                              19,706         33,600
  Dividends payable                                123            123
  Accrued taxes                                  7,405          7,723
  Accrued interest                               8,140          4,585
  Refunds to customers                           8,123          2,722
  Other accrued liabilities                      6,921         31,138
    Total other current liabilities             50,418         79,891
    Total current liabilities                  146,446        153,076

Deferred Credits and Other:
  Accumulated deferred income taxes            147,855        147,070
  Accumulated deferred investment tax
  credits, being amortized over
  lives of property                             20,632         21,706
  Regulatory income tax liability                    -          1,614
  Postretirement benefits other
  than pensions                                 13,327         10,084
  Other                                          9,217          2,513
    Total deferred credits and other           191,031        182,987

TOTAL                                         $949,421       $952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              SIGCORP, Inc.
                 CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                              September 30,  December 31,
                                              1997           1996
                                              (in thousands)

COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 23,630,568          $ 78,258       $ 78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock   270,990        252,626
  Total common shareholders' equity            349,248        330,884

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
800,000 shares issuable, in series:
Nonredeemable
  4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                     8,590          8,590
  4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                     2,500          2,500
    Total nonredeemable preferred
    stock of subsidiary                         11,090         11,090
Redeemable
  6.50% Series, outstanding 75,000 shares,
  redeemable at $100 per share
  December 1, 2002                               7,500          7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized
5,000,000 shares, issuable in series:
8-1/2% series, outstanding 9,237 shares
redeemable at $100 per share                       924            924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                           238,714        251,115
Notes payable                                    1,000         11,273
Unamortized debt premium and discount, net        (724)          (759)
  Total long-term debt                         238,990        261,629

LONG-TERM PARTNERSHIP OBLIGATIONS,
NET OF CURRENT MATURITIES                        4,192          4,563

CURRENT PORTION OF ADJUSTABLE
RATE POLLUTION CONTROL
BONDS SUBJECT TO TENDER, DUE
  2015, Series B, presently 4.05%               31,500         31,500

TOTAL CAPITALIZATION, including bonds
subject to tender                             $643,444       $648,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              SIGCORP, Inc.
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                                 Nine Months Ended
                                                   September 30,
                                              1997           1996
                                                 (in thousands)
Balance Beginning of Period                   $252,626       $236,617
Net Income                                      39,324         38,057
                                               291,950        274,674
Common Stock Dividends ($0.885 per share
 in 1997 and $0.865 per share in 1996)          20,960         20,441

BALANCE END OF PERIOD (See Consolidated
 Statements of Capitalization for
 restriction)                                 $270,990       $254,233

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF INCOME
                                   Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   1997      1996      1997      1996
                                   (in thousands except per share data)
OPERATING REVENUES:
  Electric                         $84,167   $79,889   $211,267  $212,557
  Gas                                9,190    11,206     56,223    68,440
   Total operating revenues         93,357    91,095    267,490   280,997

OPERATING EXPENSES:
  Fuel for electric generation      17,952    20,852     47,703    57,515
  Purchased electric energy          6,847     2,075     11,886     6,107
  Cost of gas sold                   2,824     4,465     34,096    46,628
  Other                             12,358    13,894     40,405    39,823
  Maintenance                        5,536     6,911     19,479    20,819
  Depreciation and amortization     10,029     9,709     30,087    29,125
  Federal and state income taxes    11,340     9,161     22,374    20,320
  Property and other taxes           2,748     3,511      9,226    10,582
    Total operating expenses        69,634    70,578    215,256   230,919

OPERATING INCOME                    23,723    20,517     52,234    50,078

OTHER INCOME:
  Allowance for other funds used
  during construction                  169         -        430         -
  Interest                             158        80        406       387
  Other, net                         1,000        22      1,643     1,395
    Total other income               1,327       102      2,479     1,782

INCOME BEFORE INTEREST CHARGES      25,050    20,619     54,713    51,860

INTEREST AND OTHER CHARGES:
  Interest on long-term debt         4,482     4,593     13,509    13,920
  Amortization of premium,
  discount, and expense on debt        167       168        503       522
  Other interest                       429       347      1,064     1,095
  Allowance for borrowed funds
  used during construction             657      (131)       445      (299)
    Total interest and
    other charges                    5,735     4,977     15,521    15,238

NET INCOME                          19,315    15,642     39,192    36,622

  Preferred dividend                   275       274        823       823
EARNINGS APPLICABLE TO
 COMMON STOCK                      $19,040   $15,368   $ 38,369  $ 35,799

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Nine Months Ended
                                                  September 30,
                                                  1997      1996
                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $ 39,192  $ 36,622
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                   30,087    29,125
    Deferred income taxes and investment
    tax credits, net                                (2,177)      905
    Allowance for other funds used
    during construction                               (430)        -
    Change in assets and liabilities:
      Receivables, net (including
      accrued unbilled revenues)                    18,759    (2,381)
      Inventories                                   (2,117)   (2,378)
      Coal contract settlement                           -    12,928
      Accounts payable                             (14,863)  (17,929)
      Accrued taxes                                   (351)    5,647
      Refunds from gas suppliers                      (301)   (1,603)
      Refunds to customers                           5,702    (3,921)
      Other assets and liabilities                  (4,651)   (2,245)
      Net cash provided by operating activities     68,850    54,770

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)            (39,950)  (23,382)
  Demand side management program expenditures       (2,003)   (2,826)
  Change in nonutility property                          -       648
  Other                                               (285)      (69)
    Net cash used in investing activities          (42,238)  (25,629)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                                   -    (8,000)
  Dividends paid                                   (23,236)  (21,264)
  Change in environmental improvement
  funds held by trustee                               (158)        -
  Change in notes payable                              967     2,500
  Contribution of nonregulated
  subsidiaries to parent                                 -   (12,145)
  Other                                                390       248
    Net cash used in financing activities          (22,037)  (38,661)

NET DECREASE IN CASH AND CASH EQUIVALENTS            4,575    (9,520)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     3,127     9,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  7,702  $    314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  SOUTHERN INDIANA GAS AND ELECTRIC
                     CONSOLIDATED BALANCE SHEETS
                                             September 30, December 31,
                                             1997          1996
                                             (in thousands)
ASSETS
Utility Plant, at original cost:
  Electric                                   $1,069,580    $1,047,717
  Gas                                           135,616       131,796
                                              1,205,196     1,179,513
  Less - accumulated provision
  for depreciation                              549,252       524,104
                                                655,944       655,409
  Construction work in progress                  35,894        25,849
    Net utility plant                           691,838       681,258

Other Investments and Property:
  Environmental improvement funds
  held by Trustee                                 3,988         3,830
  Nonutility property and other                   1,552         1,552
    Total other investments and property          5,540         5,382

Current Assets:
  Cash and cash equivalents                       7,702         3,127
  Receivables, less allowance of $143
  and $215, respectively                         27,201        32,491
  Accrued unbilled revenues                      21,275        34,744
  Inventories                                    33,307        31,190
  Other current assets                            7,827        15,304
    Total current assets                         97,312       116,856

Deferred Charges:
  Unamortized premium on reacquired debt          5,303         5,663
  Postretirement benefits obligation
  other than pensions                             6,110         7,818
  Demand side management program                 25,021        23,359
  Other deferred charges                         14,758        11,989
    Total deferred charges                       51,192        48,829

TOTAL                                        $  845,882    $  852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     CONSOLIDATED BALANCE SHEETS
                                             September 30, December 31,
                                             1997          1996
                                             (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                 $ 78,258      $ 78,258
Retained Earnings                             229,644       213,688
  Total common shareholders' equity           307,902       291,946
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                           11,090        11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                            7,500         7,500
Cumulative Special Preferred Stock
 of Subsidiary                                    924           924
Long-Term Debt, net of current maturities     238,990       251,355
  Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)               566,406       562,815

Current Liabilities:
Current Portion of Adjustable Rate Bonds
 Subject to Tender                             31,500        31,500
Current Maturities of Long-Term Debt,
Interim Financing:
  Maturing long-term debt                      12,695           295
  Notes payable                                15,686        32,400
  Notes payable to associated company          17,677             -
    Total current maturities of long-term
    debt and interim financing                 46,058        32,695

Other Current Liabilities:
  Accounts payable                             12,475        27,338
  Dividends payable                               123           123
  Accrued taxes                                 8,362         8,713
  Accrued interest                              7,661         4,572
  Refunds to customers                          8,123         2,722
  Other accrued liabilities                     5,115        29,650
    Total other current liabilities            41,859        73,118
    Total current liabilities                 119,417       137,313

Deferred Credits and Other:
  Accumulated deferred income taxes           116,883       116,373
  Accumulated deferred investment tax
  credits, being amortized over
  lives of property                            20,632        21,706
  Regulatory income tax liability                   -         1,613
  Postretirement benefits other
  than pensions                                13,327        10,084
  Other                                         9,217         2,421
    Total deferred credits and other          160,059       152,197

TOTAL                                        $845,882      $852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

               CONSOLIDATED STATEMENTS OF CAPITALIZATION


                                             September 30,December 31,
                                             1997          1996
                                             (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 15,754,826 shares   $ 78,258       $ 78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock   229,644        213,688
  Total common shareholders' equity            307,902        291,946

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
800,000 shares issuable, in series
Nonredeemable
  4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                     8,590          8,590
  4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                     2,500          2,500
    Total nonredeemable preferred
    stock of subsidiary                         11,090         11,090
 Redeemable
   6.50% Series, outstanding 75,000 shares,
   redeemable at $100 per share
   December 1, 2002                              7,500          7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized
5,000,000 shares,issuable in series:
8-1/2% series, outstanding 9,237 shares,
redeemable at $100 per share                       924            924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                           238,714        251,114
Notes payable                                    1,000          1,000
Unamortized debt premium and discount, net        (724)          (759)
  Total long-term debt                         238,990        251,355

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE:
  2015, Series B, presently 4.05%               31,500         31,500

TOTAL CAPITALIZATION, including bonds
 subject to tender                            $597,906       $594,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                              Nine Months Ended
                                              September 30,
                                              1997           1996
                                              (in thousands)
Balance Beginning of Period                   $213,688       $236,617
Net Income                                      39,192         36,622
                                               252,880        273,239
Dividend to Parent of Nonregulated
 Subsidiaries                                        -         37,418
Preferred Stock Dividends                          823            823
Common Stock Dividends                          22,413         20,441
                                                23,236         58,682
BALANCE END OF PERIOD (See Consolidated
Statements of Capitalization for
restriction)                                  $229,644       $214,557

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

2.   General

  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's 1996 Annual Report to Shareholders.
  The consolidated statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries, Southern Indiana Gas and Electric Company (SIGECO), Southern Indiana Properties, Inc. (SIPI), Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), ComSource, Inc. (ComSource), SIGCORP Energy Services, Inc. (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP Communications, Inc. (Communications), and SIGCORP Fuels, Inc. (Fuels) and include all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the nine months ending September 30, 1997 should not be taken as an indication of the results for all or any part of the balance of 1997.

3.   Cash Flow Information

  For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
  SIGCORP, for the nine months ended September 30, 1997 and 1996 paid interest (net of amounts capitalized) of $12,127,000 and $12,185,000, respectively, and income taxes of $19,791,000 and $8,736,000, respectively. Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $4,192,000 and $6,839,000 at September 30, 1997 and
December 31, 1996, respectively.
   SIGECO, for the nine months ended September 30, 1997 and 1996 paid interest (net of amounts capitalized) of $11,040,000 and $11,783,000, respectively, and income taxes of $20,427,000 and $12,021,000 respectively.
   The following decreases for 1996 in SIGECO's assets and liabilities were caused by dividending the nonregulated subsidiaries to SIGCORP and are noncash in nature.

   Deferred income taxes                (29,783,000)
   Investments in Leveraged Leases      (35,609,000)
   Investments in Partnerships          (25,307,000)
   Partnership obligations              (9,625,000)
   Other, net                           (3,771,000)

4. Long-Term Debt

   On May 1, 1997, the interest rate on $31,500,000 of Adjustable Rate Pollution Control bonds was changed from 4.0% to 4.05%. The new interest rate, 4.05%, will be fixed through April 30, 1998. For financial statement presentation the $31,500,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

5. Common Stock

   On January 21, 1997, the Board of Directors of SIGCORP approved a split of SIGCORP's issued shares of common stock without par value on a three-for two basis. The stock split, effective March 27, 1997, increased SIGCORP's outstanding shares from 15,754,826 to 23,630,568. Average common shares outstanding, earnings per share of common stock and dividends paid per share for all periods presented reflect the stock split.

                       SIGCORP, Inc.
                            AND
         SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 The holding company, SIGCORP, Inc. (SIGCORP) is the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and eight wholly owned nonregulated subsidiaries. Because of the significance of SIGECO, the operating results of SIGCORP's nonregulated subsidiaries are included in Other Income in the consolidated financial statements of SIGCORP. Consolidated operating revenues and operating expenses of SIGCORP consist entirely of the operating revenues and operating expenses of SIGECO; material changes in the consolidated financial condition and operating results of SIGCORP are due primarily to the operations of SIGECO. The following discussion and analysis of results of operations and financial condition is for SIGCORP unless otherwise stated.
 Earnings per share were $.84 for the recent three month period compared to earnings of $.67 per share for the third quarter of 1996. For the nine month period ending September 30, 1997, earnings per share were $1.66 versus $1.61 per share for the same period in 1996. Per share earnings for all periods reflect SIGCORP's three-for-two split on shares of its outstanding common stock effective March 27, 1997. (See Note 5 of the Notes to Consolidated Financial Statements for further discussion.)

Operating Revenues

 Electric revenues were $4.3 million (5%) higher during the third quarter of 1997 compared to the same period a year ago due primarily to increased electric sales and a more favorable sales mix. These revenue increases were partially offset by lower per unit fuel costs reflected in revenues. Changes in the cost of fuel are passed on to customers through commission approved fuel cost adjustments. Although cooling degree days in SIGECO's service area were 15% below normal, which was comparable to the third quarter of 1996, total electric sales were up 19%. The sales increase was primarily attributed to a substantial increase in wholesale sales, combined with 2% and 16% greater sales to residential and commercial customers, respectively. Industrial sales declined 3% during the current quarter. Wholesale electric sales, which typically have lower per unit margins than retail sales, increased 116% during the current quarter due to a substantial increase in sales to other utilities and power marketers reflecting SIGECO's competitive rates and continuing efforts to aggressively sell its electric energy in new markets.
 For the nine month period ending September 30, 1997, electric revenues declined less than 1% to $211.3 million. Lower unit fuel costs reflected in revenues were offset by the effect of additional revenues, primarily from greater sales to wholesale customers. Total retail sales were unchanged from the nine month period in 1996 as a 7% increase in commercial sales from the continued strong economy in SIGECO's service territory offset a 4% decrease in residential sales resulting from the much milder weather during the second and third quarters of 1997. A 63% increase in wholesale electric sales resulting from greater sales to other utilities and power marketers throughout the current nine month period resulted in a 10% increase in total electric sales.

 The changes in electric revenue are shown below:

                                    Revenue Increase (Decrease) From
                                    Corresponding Period in 1996
                                          Three Months    Nine Months
                                          Ended 9-30-97   Ended 9-30-97
                                           (in thousands)
Fuel and purchased power recovery          $(4,0000)        $(11,300)

Change in retail sales volume                 2,200             (400)

Sales to wholesale customers                  6,500            9,800

Other                                          (420)             610
                                           $  4,280         $ (1,290)

Increase (decrease) in retail sales (Mwh)    42,058           (8,370)

Increase in wholesale sales (Mwh)           259,697          466,488

    Fewer sales to all customer classes was the chief cause of a $2 million (18%) decrease in gas revenues during the quarter ended September 30, 1997. Sales to commercial and industrial customers declined 39% and 25%, respectively, when fewer SIGECO transportation customers purchased their gas supplies from SIGECO than during the third quarter of 1996. A 561,000 Dth adjustment of sales in all customer classes during the third quarter of 1997 also contributed to lower commercial and industrial gas sales and to a 75% decrease in residential sales. The adjustment was necessary to correct overstated volumes of gas delivered but unbilled during the 12-month period ended September 30, 1997. Gas revenues and gas operating income for the three month and nine month periods in 1997 were not detrimentally affected by this adjustment due to a concurrent correction of unbilled sales pricing methodology.
    During the nine month period ending September 30, 1997, gas revenues were $12.2 million (18%) lower versus the same period in 1996 primarily due to fewer gas sales to all customer classes and to the recovery of lower per unit gas costs during the second quarter of 1997. Milder winter temperatures during the first quarter of 1997 and fewer sales to SIGECO transportation customers led to declines in sales to residential, commercial and industrial customers of 20%, 29% and 65%, respectively, during the nine months. Conversely, increases in base retail gas rates effective July 1996 contributed approximately $5 million to 1997 revenues. The change in sales mix and increased gas transportation revenues also partially offset the decline in revenues related to fewer sales and lower gas costs.

    The changes in gas revenues are shown below:

                                      Revenue Increase (Decrease) From
                                      Corresponding Period in 1996
                                        Three Months   Nine Months
                                        Ended 9-30-97  Ended 9-30-97
                                        (in thousands)
Change in sales volume excluding
 correction                               $(3,600)       $(18,100)

Correction of unbilled sales and
 pricing methodology                          900             900

Cost of gas recovery                          300          (3,900)

Effect of rate adjustments in sales
to retail customers                             -           5,000

Change in sales mix                             -           2,200

Other                                         383          (2,178)

Operating Expenses


      Due to lower per unit fuel costs, total costs for fuel for electric generation and purchased electric energy increased only $1.9 million (8%) and decreased $4 million (6%), respectively, during the three month and nine month periods ending September 30, 1997, despite significantly increased electric sales in both periods. The decline in unit fuel costs reflects the completion of SIGECO's reformation of its long-term coal contracts in late 1996. Cost of gas sold declined $1.6 million (37%) and $12.5 million (27%), respectively, during the third quarter and first nine months of 1997 reflecting substantially lower average unit costs of gas delivered during the second quarter, and fewer sales in both the third quarter and nine month periods. Other operation and maintenance expenses declined $2.9 million during the third quarter of 1997 due primarily to lower electric generating plant operation and maintenance expenditures, the absence of maintenance repairs to transmission and distribution facilities caused by a third quarter 1996 wind storm, and decreases in various administrative and general expenses. For the nine month period ending September 30, 1997, total other operation and maintenance expenditures were comparable to the same period in 1996. Greater production operation expenses related to increased generation, higher customer assistance program costs and expenses related to efforts to prepare for competition were offset by decreased maintenance required on transmission and distribution facilities.
      Property and other taxes decreased $.8 million and $1.4 million, respectively, for the three month and nine month periods in 1997 chiefly due to a reduction in property tax expense related to the refund of contested property taxes.

Other Income and Interest Charges

      Other income during the three month period ending September 30, 1997 increased due to improved earnings from several of SIGCORP's nine nonutility subsidiaries and to higher interest income. Other income for the current nine month period declined slightly, reflecting lower earnings from one of SIGCORP's nonutility subsidiaries, Energy Systems Group, Inc. (ESGI) resulting from an absence of new performance contracts during the second quarter of 1997 and a first quarter $1 million decrease in sales to another utility of SIGECO's 1997 allotment of "bonus" sulfur dioxide emission allowances (also called "extension allowances"). The decrease in allowances sales was anticipated under an agreement with the utility to sell to it essentially all of SIGECO's allotment of "bonus" allowances for the five year period beginning 1995.

Earnings

     Earnings per share for the third quarter of 1997 rose $.17 (25%) compared to the same period in 1996 due primarily to increased electric sales, lower nonfuel operating expenses, lower property and other taxes, and improved nonutility income. The five cent (3%) per share increase in earnings for the nine months ending September 30, 1997 reflects substantially increased wholesale electric sales, higher per unit gas margins resulting from SIGECO's adjustment to base gas rates, increased gas transportation revenues and lower property tax expense. These increases were substantially offset by fewer gas sales resulting from milder winter temperatures and fewer sales to transportation customers, and lower nonutility income.

Environmental Matters

     On July 18, 1997, the USEPA issued its final rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and changing measurement methods. It is anticipated that the number of ozone nonattainment counties in the US will increase significantly as determined by the concentration of nitrogen oxide (NOx) and particulate matter, key ingredients of
ozone.   The USEPA has stated that it will target utility
coal-fired boilers for the majority of the reductions required, especially NOx emissions, because they believe this approach is the most cost effective. Northeastern states have claimed that ozone transport from Midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. In October 1997, the USEPA provided each state a proposed NOx budget of allowed emissions which targets utility coal-fired boilers. Under that budget, utility NOx emissions are reduced to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the 1990 Clean Air Act Amendments (CAAA). There remains much uncertainty as to the extent that SIGECO would be affected by this ruling. However, if SIGECO is required to reduce its systemwide NOx emission levels to 0.15 lb/mmBtu, NOx control equipment expenditures estimated at $70 to $100 million would be required. This is in addition to expenditures previously made to bring SIGECO in compliance with the CAAA requirements. Under the current USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by 2004.

Liquidity and Capital Resources

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Construction expenditures (excluding allowance for other funds used during construction) and DSM program expenditures incurred during the quarter and nine months ended September 30, 1997 totaled $20.8 million and $42 million, respectively. The third quarter expenditures were 46% funded and the expenditures for nine months were fully funded with internally generated cash. Cash provided from operations increased $12.8 million during the current nine month period compared to the same period in 1996. Cash used in investing and financing activities during 1997 increased $9.5 million compared to a year ago. No long-term financing activity occurred during the 1997 period.
     At this time, SIGCORP estimates that SIGECO's construction expenditures for the five year period 1997-2001 will total approximately $260 million, including approximately $25 million for the design and implementation of several comprehensive information systems which are necessary to fulfill expanding customer service needs and to better manage SIGECO's resources, and approximately $9 million to develop and implement DSM programs. SIGCORP expects the majority of the construction requirements and an estimated $70 million in debt security and other long-term obligation redemptions to be provided by internally generated funds. External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt. These estimates do not reflect construction expenditures that may be required to comply with new USEPA air quality standards discussed under "Environmental Matters".

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


Date:  November 14, 1997

SOUTHERN INDIANA GAS AND
ELECTRIC COMPANY


/s/ S. M. Kerney
S. M. Kerney
Controller


Date: November 14, 1997