Form 10-K405
period 1997-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1998-03-31
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

Commission     Registrant; State of Incorporation;     IRS Employer
 File Number   Address and Telephone Number       Identification No.

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

Southern Indiana
Gas and         None
Electric Company

Securities registered pursuant to Section 12(g) of the Act:

                                           Name of each exchange
 Registrant      Title of each class       on which registered

SIGCORP, Inc.   None

Southern Indiana
Gas and         Cumulative Preferred Stock,       New York Stock Exchange
Electric Co.    $100 Par Value

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

At February 27, 1998, the aggregate market values of SIGCORP, Inc. Common Stock, Without Par Value, and Southern
Indiana Gas and Electric Company Cumulative Preferred Stock,
$100 Par Value, 185,895 shares, held by non-affiliates were $682,450,804 and $16,334,756, respectively.

As of February 27, 1998, the number of shares outstanding of each of the Registrants' classes of common stock were:

SIGCORP, Inc.: Common stock, no par value, 23,630,568 shares

Southern Indiana Gas
 and Electric Company: Common stock, no par value, 23,630,568 shares outstanding and held by SIGCORP, Inc.

           Documents Incorporated by Reference
The Joint Proxy Statement of SIGCORP, Inc. and Southern
Indiana Gas and Electric Company dated March 23, 1998 is incorporated by reference into Part III of this report.

This combined Form 10-K is separately filed by SIGCORP, Inc.
and Southern Indiana Gas and Electric Company.

                             Table of Contents
Item                                                          Page
Number                                                        Number
                                  Part I
  1   Business                                                    4
  2   Properties                                                 15
  3   Legal Proceedings                                          15
  4   Submission of Matters to Vote of Security Holders          15
                                  Part II
  5   Market for Registrant's Common Equity
        and Related Security Holder Matters                      16
  6   Selected Financial Data                                    17
  7   Management's Discussion and Analysis of Results
      of Operations and Financial Condition                      18
  8   Financial Statements and Supplementary Data                26
  9   Disagreements on Accounting and Financial
        Disclosure                                               61
                                 Part III
 10   Directors and Executive Officers of
        the Registrants                                          61
 11   Executive Compensation and Transactions                    61
 12   Security Ownership of Certain Beneficial
        Owners and Management                                    61
 13   Certain Relationships and Related
        Transactions                                             62
                                  Part IV
 14   Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                      62
 15   Subsidiaries of the Registrant                             68
 16   Signatures                                                 69

                           PART I
Item 1.  BUSINESS

SIGCORP and SIGECO

ORGANIZATION

  SIGCORP, Inc. (SIGCORP) is a holding company incorporated
October 19, 1994 under the laws of the State of Indiana.
SIGCORP has ten wholly-owned subsidiaries:  Southern Indiana
Gas and Electric Company (SIGECO), a gas and electric utility, and nine nonregulated subsidiaries.

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

  Effective January 1, 1996, the new holding company, SIGCORP, became the parent of SIGECO, which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy
Systems Group, Inc., Southern Indiana Minerals, Inc.,
Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remained securities of SIGECO and were unaffected. (See "Nonregulated Subsidiaries - General" and
Note 1 of the Notes to Consolidated Financial Statements, page 43, for further discussion.)

  The reorganization was in response to the changes created in the electric industry by the Energy Policy Act of 1992 and the need to respond quickly to the more competitive business environment. The new structure buffers SIGECO and its customers from the effects of pursuing nonregulated opportunities while allowing SIGCORP to engage in closely related, but historically nonregulated, businesses.
Providing gas and electric utility service to customers through SIGECO remains the core business and primary focus of SIGCORP.

SIGECO - GENERAL

  SIGECO is an operating public utility incorporated June 10, 1912, under the laws of the State of Indiana, engaged in the generation, transmission, distribution and sale of electric energy and the purchase of natural gas and its transportation, distribution and sale in a service area which covers ten counties in southwestern Indiana.

  Electric service is supplied directly to Evansville and 74 other cities, towns and communities, and adjacent rural areas. Wholesale electric service is supplied to an additional eight communities. At December 31, 1997, SIGECO served 122,937 electric customers and was also obligated to provide for firm power commitments to the City of Jasper, Indiana and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group (ECAR).

  At December 31, 1997, SIGECO supplied gas service to
107,278 customers in Evansville and 64 other nearby communities and their environs. Since 1986, SIGECO has purchased its natural gas supply requirements from numerous suppliers. During 1997, forty-five suppliers were used.
Until November 1993,  Texas Gas Transmission Corporation
(TGTC) was SIGECO's primary contract supplier.  In November
1993, TGTC restructured its services so that its gas supplies would be sold separately from its interstate transportation services, and SIGECO assumed full responsibility for the purchase of all its natural gas supplies.

  The principal industries served by SIGECO include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products and coal mining.

  The only property SIGECO owns outside of Indiana is approximately eight miles of a 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky. The original cost of the property is less than $425,000. SIGECO does not distribute any electric energy in Kentucky.

SIGECO - LINES OF BUSINESS

  The percentages of operating revenues and operating income before income taxes attributable to the electric and gas operations of SIGECO for the five years ended December
31, 1997, were as follows:

                                 Year Ended December 31,
                                 1993    1994   1995   1996    1997
Operating Revenues:
  Electric                       78.4%   79.1%  81.3%  74.2%   76.1%
  Gas                            21.6    20.9   18.7   25.8    23.9

Operating Income Before Income Taxes:
  Electric                       99.5%   90.9%  96.4%  89.0%   87.1%
  Gas                            0.5     9.1    3.6    11.0    12.9

Reference is made to Note 11 of the Notes to Consolidated
Financial Statements, page 57, for Segments of Business data.

SIGECO - ELECTRIC BUSINESS

  SIGECO supplies electric service to 122,937 customers, including 107,046 residential, 15,692 commercial, 176 industrial, 19 public street and highway lighting, and four municipal customers.

  SIGECO's installed generating capacity as of December 31, 1997 was rated at 1,236,000 kilowatts (Kw). Coal-fired generating units provide 1,021,000 Kw of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215,000 Kw.

  In addition, SIGECO has interconnections with Louisville
Gas and Electric Company, Cinergy Services, Inc.,
Indianapolis Power & Light Company, Hoosier Energy Rural
Electric Cooperative, Inc.,  Big Rivers Electric
Corporation, Wabash Valley Power Association, and the City of Jasper, providing an ability to simultaneously interchange approximately 750,000 Kw.

  Record-breaking peak conditions occurred on July 14, 1997, when SIGECO's system summer peak load reached 1,022,700 Kw. SIGECO's total load, including its firm power commitments to the City of Jasper, Indiana, for each of the years 1993 through 1997 at the time of the system summer peak, and the related reserve margin, are presented below.

Date of Summer Peak
Load 7-28-93           7-20-94   8-17-95    8-21-96    7-14-97
Company System Peak
Load (Kw)              1,012,700 992,000    1,021,000  999,800   1,022,700
Firm Power Commit-
ments at Peak          55,300    42,000     60,800     53,500    63,700
Total at Peak          1,068,000 1,034,000  1,081,800  1,053,300 1,086,400

Total Generating
 Capability (Kw)       1,238,000 1,238,000  1,236,000  1,236,000 1,236,000
Reserve Margin at Peak 16%       20%        14%        17%       14%

  An all-time record winter peak load of 823,700 Kw occurred during the 1996-1997 season on January 14, 1997, and was 5.2% greater than the previous winter peak of 783,700 Kw reached on February 2, 1996.

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

  SIGECO (a summer peaking utility) has an agreement with Hoosier Energy Rural Electric Cooperative, Inc. (Hoosier Energy) for the sale of firm peaking power to Hoosier Energy during the annual winter heating season (November 15-March
15). The contract made available 200 Mw during the 1997-1998 winter season, and allows for a possible increase to 250 Mw by November 15, 1998. The contract will terminate March 15, 2000.

  Electric generation for 1997 was fueled by coal (99.4%) and natural gas (0.6%). Oil was used only for testing of gas/oil fired peaking units.

  Historically, coal for SIGECO's Culley Generating Station
and Warrick Unit 4 has been purchased from operators of
nearby Indiana strip mines pursuant to long-term contracts. During 1991, SIGECO pursued negotiations for new contracts with these mine operators and while doing so, purchased coal from the respective operators under interim agreements. In October 1992, SIGECO finalized a new supply agreement effective through 1995 and retroactive to 1991, with one of
the operators under which coal was supplied to both
locations.  Included in the agreement was a provision
whereby the contract could be reopened by SIGECO for modification of certain coal specifications. In early 1993, SIGECO reopened the contract for such modifications.
Effective July 1, 1993, SIGECO bought out the remainder of
its contractual obligations with the supplier, enabling
SIGECO to acquire lower-priced spot market coal. SIGECO estimated the savings in coal costs during the 1991-1995 period, net of the total buy out costs, approximated $59 million. The net savings were passed back to SIGECO's electric customers through the fuel adjustment clause. The coal supplier retained the right of first refusal to supply Warrick Unit 4 and the Culley plant during the years 1996-2000. The coal used in these plants is blended, when necessary, to meet specifications set in conformance with
the requirements of the Indiana State Implementation Plan
for sulfur dioxide issued under Federal laws regulating air quality (Clean Air Act). Approximately 1,453,000 tons of coal were used during 1997 in the generation of electricity
at the Culley Station and Warrick Unit 4.  Culley Units 2
and 3 were recently equipped with flue gas desulfurization equipment as part of the Clean Air Act Compliance Plan.
(See  "Environmental Matters", page 11, for further
discussion.)   SIGECO's remaining long-term contract coal
supplier supplied the A. B. Brown Generating Station.  On
April 10, 1995, SIGECO reached an agreement with this coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal for all coal-fired generation. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings from this coal contract renegotiation are also being passed back to SIGECO's electric customers through the fuel adjustment clause. The amount of coal burned at A. B. Brown Generating Station during 1997 was approximately 1,401,000 tons. Both units at the generating station are equipped with flue gas desulfurization equipment so that coal with a higher sulfur content can be used. There are substantial coal reserves in the southern Indiana area. (See "SIGCORP Fuels, Inc." in
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 23, for discussion of a new coal supply initiative.) The average cost
(including contract buyout costs) of coal consumed in generating electrical energy for the years 1993 through 1997 was as follows:

                                         Average Cost
           Average Cost  Average Cost    Per Kwh
   Year    Per Ton        Per MMBTU      (In Mills)
   1993    $  32.56      $ 1.46          15.66
   1994       31.86        1.42          14.91
   1995       30.02        1.33          14.10
   1996       26.01        1.16          12.40
   1997       20.75        0.91          9.80

  The Broadway Turbine Units 1 and 2, Northeast Gas
Turbines and A. B. Brown Gas Turbine, when used for peaking, reserve or emergency purposes, use natural gas for fuel.
Number 2 fuel oil can also be used in the Broadway Turbine
Units and the Brown Gas Turbine.

  All metered electric rates contain a provision for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power through the operation of a fuel adjustment clause unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of fuel cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the fuel cost adjustment filing exceeds the total operating income authorized by the Indiana Utility Regulatory Commission (IURC) during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve-month period provided in the fuel cost adjustment filing. During 1995-1997, neither restriction affected SIGECO. As prescribed by order of the IURC, the adjustment factor is calculated based on the estimated cost of fuel and the net energy cost of purchased power in a designated future quarter. The order also provides that any over- or underrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses.

  See "Rate and Regulatory Matters" in Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION, page 20, and Note 2 of the Notes to
Consolidated Financial Statements, page 50, for discussion of SIGECO's general adjustments in electric rates.

  SIGECO participates in research and development in which the primary goal is cost savings through the use of new technologies. This is accomplished, in part, through the efforts of the Electric Power Research Institute (EPRI). In 1997, SIGECO paid $761,000 to EPRI to help fund research and development programs such as advanced clean coal burning technology.

  SIGECO is participating with 14 other electric utility companies through Ohio Valley Electric Corporation (OVEC) in arrangements with the United States Department of Energy
(DOE), to supply the power requirements of the DOE plant near Portsmouth, Ohio. The sponsoring companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. The proceeds from the sale of power by OVEC are designed to be sufficient to meet all of its costs and to provide for a return on its common stock. During 1997, SIGECO's participation in the OVEC arrangements was 1.5%.

  SIGECO participates with 32 other utilities and other affiliated groups located in eight states comprising the east central area of the United States, in the East Central
Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability.

SIGECO - GAS BUSINESS

  SIGECO supplies natural gas service to 107,278 customers, including 97,671 residential, 9,386 commercial and 222 industrial customers, through 2,870 miles of gas transmission and distribution lines.

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

  The gas procurement practices of SIGECO and several of its major customers have been altered significantly during the past twelve years as a result of changes in the natural gas industry. In 1985 and prior years, SIGECO purchased nearly its entire gas requirements from TGTC compared to 1997 when a total of 45 suppliers sold gas to SIGECO. In total, SIGECO purchased 16,262,033 Dth in 1997. In November 1993, TGTC restructured its services so that its gas supplies would be sold separately from its interstate transportation services, and SIGECO assumed full responsibility for the purchase of all its natural gas supplies. During 1997, forty-nine of SIGECO's major gas customers utilized SIGECO's gas transportation program to procure a portion of their gas supply needs from suppliers other than SIGECO. A total of 14,548,909 Dth, 50% of total gas throughput, was transported for these major customers in 1997 compared to 11,801,376 Dth transported in 1996. SIGECO receives fees for the use of its facilities in transporting such gas.

  See "Rate and Regulatory Matters" in Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION, page 20, for discussion of SIGECO's general adjustment in gas rates during 1996.

  The all-time record send out occurred during the 1993-1994 winter season on January 18, 1994, when 247,449 Dth of gas were delivered to SIGECO's customers. Of this amount, 97,946 Dth was purchased, 106,558 Dth was taken out of SIGECO's three underground storage fields, and 42,945 Dth was transported to customers under transportation agreements. The 1996-1997 winter season peak day send out was 193,103 Dth on December 5, 1997.

  The average cost per Dth of gas purchased by SIGECO
during the past five calendar years was as follows:   1993,
$2.85; 1994, $2.54; 1995, $2.48; 1996, $3.47; and 1997,
$3.25.

  The State of Indiana has established procedures which result in SIGECO passing on to its customers the changes in the cost of gas sold unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of gas cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the gas cost adjustment filing exceeds the total operating income authorized by the IURC during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve-month period provided in the gas cost adjustment filing. During 1995-1997, neither restriction affected SIGECO. Additionally, these procedures provide for scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses. SIGECO's rate structure does not include a weather normalization-type clause whereby a utility would be authorized to recover the gross margin on sales established in its last general rate case, regardless of actual weather patterns.

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

SIGCORP

NONREGULATED SUBSIDIARIES - GENERAL

  In addition to its wholly-owned utility subsidiary, SIGECO, SIGCORP has nine wholly-owned nonutility subsidiaries, of which eight were active by December 1997. Southern Indiana Properties, Inc., formed in 1986, invests in leveraged leases of real estate and equipment, real estate partnerships and joint ventures and private placement subordinated debt instruments. Energy Systems Group, Inc., incorporated in April 1994, has a one-third ownership in Energy Systems Group, LLC, an energy-related performance contracting firm serving industrial and commercial customers. Southern Indiana Minerals, Inc., incorporated in May 1994, processes and markets coal combustion by-products. ComSource, Inc., incorporated in June 1995, markets telecommunications services. SIGCORP Energy Services, Inc., incorporated in October 1996, was established to market energy and related services and currently provides natural gas, pipeline management, storage service and other natural gas-related services to SIGECO and other customers. SIGCORP Capital, Inc., also incorporated in October 1996, is the primary financing vehicle for SIGCORP's nonregulated subsidiaries. SIGCORP Fuels, Inc., incorporated in December 1996, was formed to provide coal and related services to SIGECO and other customers. SIGCORP Power Marketing, Inc., also incorporated in December 1996, but not yet active, was formed to procure electric power supplies for SIGECO and other customers, and will market SIGECO's excess electric generation capacity. SIGCORP Communications Services, Inc., incorporated in August 1997, was formed to undertake telecommunications related strategic initiatives. (See Note 1 of the Notes to Consolidated Financial Statements, page 43, for further discussion.)

SIGCORP and SIGECO

PERSONNEL

  The holding company, SIGCORP, had no employees as of December 31, 1997.

  SIGECO's network of gas and electric operations directly involves 788 employees with an additional 160 employed at Alcoa's Warrick Power Plant. Alcoa reimburses SIGECO for the entire cost of the payroll and associated benefits at the Warrick Plant, with the exception of one-half of the payroll costs and benefits allocated to Warrick Unit 4, which is jointly owned by SIGECO and Alcoa. The total payroll and benefits for SIGECO employees in 1997 (including all Warrick Plant employees) were $54.6 million. In 1996, total payroll and benefits were $53.4 million.

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

  As of December 31, 1997, Southern Indiana Properties,
Inc. had 2 employees; Energy Systems Group, Inc. had 18 employees; Southern Indiana Minerals, Inc. had 8 employees; ComSource, Inc. had 14 employees; SIGCORP Energy Services, Inc. had 9 employees; SIGCORP Communications, Inc. had 3 employees; and SIGCORP Fuels, Inc. had 2 employees. SIGCORP Capital, Inc. and SIGCORP Power Marketing, Inc. had no employees as of December 31, 1997. There were no labor organizations representing employees of the nonregulated entities.

CONSTRUCTION PROGRAM AND FINANCING

  SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements. See
"Liquidity and Capital Resources" in Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION, page 24, for discussion of construction expenditures and financing during 1997.

  For 1998, SIGECO's construction expenditures are presently estimated to be $70 million. Expenditures in the power production area are expected to total $25.2 million.
The balance of the 1998 construction program consists of $20.3 million for additions and improvements to other electric system facilities, $10 million for additions and improvements to the gas system, $13.3 million for several strategic information systems and for common utility plant buildings and equipment, and $1.2 million for demand side management (DSM) programs.

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

  Currently it is estimated that SIGECO's construction expenditures will total about $315 million, including allowance for funds used during construction, for the years 1998-2002 as follows: 1998 - $70 million; 1999 - $63 million; 2000 - $60 million; 2001 - $56 million and 2002 - $66 million. This construction program reflects approximately $14.5 million for the design and implementation of several comprehensive information systems initiated in 1996 and $4.5 million for DSM programs, but excludes construction expenditures that may be required to comply with new federal Environmental Protection Agency
(EPA) air quality standards discussed under "Environmental Matters." While SIGCORP expects the majority of SIGECO's construction requirements to be provided by internally generated funds, external financing requirements of $60-70 million are anticipated and will be used primarily to redeem an estimated $57 million of the total $65.6 million of SIGCORP long-term debt redemptions anticipated during the five year period.

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

  See "SIGECO-Electric Business", page 5 and "SIGECO-Gas
Business", page 7 for further discussion regarding regulatory matters.

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

COMPETITION

  As part of its efforts to develop a national energy strategy, Congress amended PUHCA and the Federal Power Act by enacting the National Energy Policy Act of 1992 (NEPA), which will affect the traditional structure of the electric
utility industry.   As a result of changes brought about by
NEPA, SIGECO competes with other utilities and wholesale generators for sales of electricity to existing wholesale customers of SIGECO and other potential wholesale customers. SIGECO currently competes with other utilities in connection with intersystem bulk power sales. SIGECO does not presently compete for retail electric or gas customers with the other utilities within its assigned service areas. However, various federal and state legislators, including members of the Indiana General Assembly, have introduced proposed legislation addressing retail wheeling and other related issues. Under the proposed legislation, the electric generation function (and the marketing function under some proposals) would be subject to competition and deregulated, while other functions such as transmitting and distributing power, would continue to be regulated. See "Competition" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 21, for discussion of the major changes effected by NEPA and FERC Orders 888 and 889, issued during 1996; the status of related recently proposed Indiana legislation; and further discussion of the deregulation of the electric industry and possible further deregulation of the natural gas industry.

  Some of SIGECO's gas customers have, or in the future could acquire, access to energy sources other than those available through SIGECO. (See "SIGECO-Gas Business", page 7, for discussion of gas transportation.) Although federal statute allows for bypass of a local distribution company, Indiana law disallows bypass in most cases and SIGECO would likely litigate such an attempt in the Indiana courts.
There is also increasing interest in research on the development of sources of energy other than those in general use. Such competition from other energy sources has not been a material factor to SIGECO in the past. SIGECO is unable, however, to predict the extent of competition in the future or its potential effect on SIGECO's operations.

ENVIRONMENTAL MATTERS

  Testing of five of the six sites utilized for the manufacture of gas by predecessors of SIGECO was substantially completed in 1995. The sixth, and last, site is currently being investigated. Under current regulations, no remedial action is necessary or required unless the soil is disturbed. If remediation efforts are required in the future, SIGECO estimates the related costs would not exceed $350,000 on a current basis. At the present time, SIGECO does not anticipate that remediation efforts will be required at any of these sites and therefore has not provided for such costs. If, however, significant remedial action is required on the sixth, or any other sites, SIGECO will seek recovery of all related costs in excess of amounts recovered from other potentially responsible parties or insurance carriers, through rates. SIGECO has not been named a potentially responsible party by the federal EPA for these, or any other, sites.

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

  The implementation of federal and state regulations designed to protect the environment, including those hereinafter referred to, involves or may involve review, certification or issuance of permits by federal and state agencies. Compliance with such regulations may limit or prevent certain operations or substantially increase the cost of operation of existing and future generating installations, as well as seriously delay or increase the cost of future construction. Such compliance may also require substantial investments above those amounts stated under "Construction Program and Financing", page 9.

  All existing SIGECO electric generation facilities have operating permits from the Indiana Department of Environmental Management or other agencies having jurisdiction. In order to secure approval for these permits, SIGECO had installed electrostatic precipitators on all coal-fired units and is operating flue gas desulfurization (FGD) units to remove sulfur dioxide from the flue gas at its A. B. Brown Units 1 and 2 generating facilities. The FGD units at the Brown Station remove most of the sulfur dioxide from the flue gas emissions by way of a scrubbing process, thereby allowing SIGECO to burn high sulfur southern Indiana coal at the station.

  In October 1990, the U.S. Congress adopted major
revisions to the Federal Clean Air Act. The revisions require reduction in emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) from coal-burning electric generating facilities, including those owned and operated by SIGECO. Two of SIGECO's principal coal-fired facilities (A. B. Brown Units 1 and 2, totaling 500 megawatts of capacity) were equipped with sulfur dioxide removal equipment (scrubbers) and were not severely affected by the new legislation. However, 523 megawatts of SIGECO's coal-fired generating capacity were significantly impacted by the lower emission requirements. SIGECO was required to reduce total emissions from Culley Unit 3 (250 megawatts), Warrick Unit 4 (135 megawatts) and Culley Unit 2 (92 megawatts) by approximately 50% to 2.5 lb/MMBTU by January 1995 (Phase I) and to 1.2 lb/MMBTU by January 2000 (Phase II). SIGECO met all of the Phase I emission requirements and some of the Phase II requirements by January 1995 with the implementation of its Clean Air Act Compliance Plan which includes equipping Culley Units 2 and 3 with a sulfur dioxide scrubber, among
other provisions.   Unit 1 at Culley Station (46 megawatts)
is also subject to the 1.2 lb/MMBTU restriction by January 2000. Current regulatory policy allows for the recovery through rates of all authorized and approved pollution control expenditures. Refer to "Environmental Matters" in
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 23, for further discussion of SIGECO's Clean Air Act Compliance Plan, and the associated costs. SIGECO filed Title V (of the 1990 Amendments to the Federal Clean Air Act) permit applications for all of its applicable generation facilities during the fourth quarter of 1996. The applications have been approved for completeness and are being processed by the Indiana Department of Environmental Management. Warrick Unit 4 (50% owned by SIGECO) is covered by Title V permit applications filed by Alcoa Generating Corporation, majority owner of the Warrick Generating Station.

  With the addition of the scrubber at the Culley generating station, SIGECO is exceeding the minimum compliance requirements of Phase I and intends, at this time, to utilize resulting "overcompliance allowances" and fuel blending (with low sulfur coal) strategies to help meet the stricter Phase II requirements effective January 2000. SIGECO anticipates that purchases of additional allowances will be required to fully meet Phase II requirements. No material capital expenditures are anticipated to meet Phase II requirements, and thus, none are reflected in the projected construction requirements for the years 1998-2002 discussed previously in "Construction Program and Financing" or in "Liquidity and Capital Resources" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 24.

  In October 1996, SIGCORP received a notice of violation
(NOV) from the federal EPA for alleged violations of Indiana air pollution regulations regarding particulate matter emissions in October 1995 by the Unit 1 boiler of SIGECO's Culley Station. Subsequent analysis determined the unit was, in fact, in full compliance with all applicable state and federal emission standards, bringing the matter to closure.

  In December 1996 and January 1997, the federal EPA issued proposed regulations regarding new national ambient air quality standards for regional ozone and particulate matter concentration levels. In July 1997, the federal EPA issued its final rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and changing the averaging period from one hour to eight hours. There remains much uncertainty as to the extent that SIGECO would be affected by this ruling. Refer to "Environmental Matters" in Item 7, MANAGEMENT'S
DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION, page 23, for discussion of this new ruling and related issues and the estimated possible costs to comply with reductions if ultimately required.

  In connection with the use of sulfur dioxide removal equipment at the A. B. Brown Generating Station, SIGECO operates a solid waste landfill for the disposal of approximately 200,000 tons of residue per year from the scrubbing process. Application for renewal of the landfill operating permit was filed with the Indiana Department of Environmental Management (IDEM) in August 1996. The existing permit will remain in effect until action is taken by IDEM on the renewal application. SIGECO also has a solid waste landfill available for the disposal of the gypsum by-product being produced by the new sulfur dioxide scrubber at the Culley Generating Station. SIGECO was granted a five-year operating permit for the landfill in June 1995, but anticipates using this landfill only when the gypsum by-product does not meet contract specifications for its sale to a wallboard manufacturer. Such utilization has not been necessary, to date.

  Under the Federal Water Pollution Control Act of 1972 and Indiana law and regulations, SIGECO is required to obtain permits to discharge effluents from its existing generating stations into the navigable waterways of the United States. The State of Indiana has received authorization from the EPA to administer the Federal discharge permits program in Indiana. Variances from effluent limitations may be granted by permit on a plant-by-plant basis where the utility can establish the limitations are not necessary to assure the protection of aquatic life and wildlife in and on the body of water into which the discharge is to be made. SIGECO has been granted National Pollution Discharge Elimination System (NPDES) permits covering miscellaneous waste water and thermal discharges for all its generating facilities to which the NPDES is applicable, namely the Culley Station, A.
B. Brown Station and Broadway Station (gas turbines). As majority owner of Warrick Generating Station, Alcoa Generating Corporation has been granted an NPDES permit for that facility, including Warrick Unit 4. Such discharge permits are limited in time and must be renewed at five-year intervals. During 1994, SIGECO submitted renewal applications for these permits, which are currently pending, as they are for most industries. The existing permits will remain in effect until action is taken by IDEM on the renewal applications. SIGECO anticipates renewal of the permits by IDEM. At present, there are no known enforcement proceedings concerning water quality pending or threatened against SIGECO.

EXECUTIVE OFFICERS OF SIGCORP AND SIGECO

              Age at        Positions Held
Name          12/31/97   During Past Five Years           Date

R.G.Reherman    62       Chairman of the Board of
                         Directors, President and
                         Chief Executive
                         Officer of SIGCORP            Jan 1996 - Present
                         Chairman of the Board of
                         Directors of SIGECO           Sept 1997 -Present
                         Chairman of the Board of
                         Directors,
                         President and Chief Executive
                            Officer of SIGECO          * - Sept 1997

A.E.Goebel      50       Executive Vice President of
                         SIGCORP                       Sept 1997 - Present
                         Secretary and Treasurer of
                         SIGCORP                       Jan 1996 - Sept 1997
                         President and Chief Executive
                         Officer of SIGECO             Sept 1997 - Present
                         Senior Vice President,
                         Chief Financial Officer
                         and Secretary of SIGECO       Oct 1996 - Sept 1997
                         Senior Vice President,
                         Chief Financial Officer,
                         Secretary and Treasurer
                         of SIGECO                     * - Oct 1996

J.G.Hurst       54       Executive Vice President
                         and Chief Operating
                         Officer of SIGECO             Sept 1997 - Present
                         Senior Vice President
                         and General Manager
                         of Operations of SIGECO       * - Sept 1997

J.L.Davis       42       Vice President of Marketing
                         and Customer
                         Service of SIGECO             July 1995 - Present
                         Director of Marketing
                         of SIGECO                     * - July 1995

R.G.Jochum      50       Vice President and Director
                         of Power
                         Production of SIGECO          July 1994 - Present
                         Director of Power Production
                         of SIGECO                     Sept 1993 - July
1994

G.M.McManus     50       Vice President and Director
                         of Governmental
                         and Public Relations
                         of SIGECO                     * - Present

* Indicates positions held at least since 1993.

Item 2.  PROPERTIES

SIGCORP and SIGECO

  SIGCORP has no significant properties other than common stock of affiliates.

  SIGECO's installed generating capacity as of December 31, 1997 was rated at 1,236,000 Kw. SIGECO's coal-fired generating facilities are: the Brown Station with 500,000
Kw of capacity, located in Posey County about eight miles east of Mt. Vernon, Indiana; the Culley Station with 386,000
Kw of capacity, and Warrick Unit 4 with 135,000 Kw of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80,000 Kw Brown Gas
Turbine located at the Brown Station; two Broadway Gas
Turbines located in Evansville, Vanderburgh County, Indiana, with a combined capacity of 115,000 Kw; and two Northeast
Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20,000 Kw. The Brown and Broadway turbines are also equipped to burn oil. Total capacity of SIGECO's five gas turbines is 215,000 Kw and they are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

  SIGECO's transmission system consists of 802 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 31 substations with an installed capacity of 4,016,590 kilovolt amperes (Kva). The electric distribution system includes 3,181 pole miles of lower voltage overhead lines and 203 trench miles of conduit containing 1,213 miles of underground distribution cable.
The distribution system also includes 86 distribution substations with an installed capacity of 1,696,484 Kva and 48,182 distribution transformers with an installed capacity of 2,131,925 Kva.

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

  SIGECO's gas transmission system includes 359 miles of transmission mains, and the gas distribution system includes
2,511 miles of distribution mains.

  SIGECO's properties are subject to the lien of the First
Mortgage Indenture dated as of April 1, 1932 between SIGECO and Bankers Trust Company, New York, as Trustee, as supplemented by various supplemental indentures, all of which are exhibits to this report and collectively referred to as the "Mortgage".

  Subsidiaries other than SIGECO have no significant properties other than investments in real estate partnerships, leveraged leases, private placement subordinated debt instruments and coal mining property.

Item 3.  LEGAL PROCEEDINGS

SIGCORP and SIGECO

  There are no pending legal proceedings, other than routine litigation incidental to the business, to which the registrant is a party.

  No material legal proceedings were terminated during the fourth quarter of 1997.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

SIGCORP and SIGECO

  None


>page> 16
                          PART II

Item 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED SECURITY HOLDER MATTERS

SIGCORP and SIGECO

  Effective January 1, 1996, all shares of common stock of SIGECO were exchanged for an equal number of shares of common stock of SIGCORP. As of February 20, 1998, SIGCORP had 8,074 holders of record of common stock. The principal market on which SIGCORP's common stock is traded is the New
York Stock Exchange, Inc. where the common stock is listed.
The high and low sales prices for SIGCORP's stock as reported in the consolidated transaction reporting system for each quarterly period during the two most recent fiscal years were:

Caption>
QUARTERLY PERIOD

   1              2             3                 4
   High    Low    High         Low     High      Low     High    Low

1997
  $24-9/16 $22-9/16  $26-15/16 $21-7/8 $26-15/16 $24-1/8 $30-1/8 $24-15/16

1996
  $24-5/8  $21-7/8   $23-1/4   $21-7/8 $23-3/4   $22-1/8 $23-7/8 $22

  Dividends declared and paid per share of SIGCORP common stock during the past two years were:

 QUARTERLY PERIOD

                1              2                3              4

1997            $0.2950        $0.2950          $0.2950       $0.2950
1996            $0.2883        $0.2883          $0.2883       $0.2883

The quarterly dividend on common stock was increased to 30-1/4 cents per share in January 1998, payable March 20, 1998.

DIVIDEND RESTRICTIONS

  The following restrictions pertain to SIGECO but, to the extent that the dividends of SIGCORP depend on SIGECO earnings, may have an effect on SIGCORP.

  The payment of cash dividends on SIGECO's common stock to SIGCORP is, in effect, restricted by SIGECO's Mortgage to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1947, subject to reduction if amounts deducted from earnings for current repairs and maintenance and provisions for renewals, replacements and depreciation of all the property of SIGECO are less than amounts specified in the Mortgage. (See
Section 1.02 of the Supplemental Indenture dated as of July 1, 1948, as supplemented.) No amount was restricted against cash dividends on common stock as of December 31, 1997 under this restriction.

  The payment of cash dividends on common stock is, in effect, restricted by SIGECO's Amended Articles of Incorporation to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1935. The Amended Articles of Incorporation require that, immediately after such dividends, there shall remain to the credit of earned surplus an amount at least equal to two times the annual dividend requirements on all then outstanding Preferred Stock, No Par Value. (See Art. VI, Terms of Capital Stock, General Provisions (B)). The amount restricted against cash dividends on common stock at December 31, 1997 under this restriction was $2,194,121, leaving $226,375,272 unrestricted for the payment of dividends. In addition, the Amended Articles of Incorporation provide that surplus otherwise available for the payment of dividends on common stock shall be restricted to the extent that such surplus is included in a calculation required to permit SIGECO to issue, sell or dispose of preferred stock or other stock senior to the common stock (Art. VI, Terms of Capital Stock, General Provisions (E)).

Item  5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED SECURITY HOLDER MATTERS
               (Continued)

  An order of the Securities and Exchange Commission dated October 12, 1944 under the Public Utility Holding Company Act of 1935 in effect restricts the payment of cash dividends on common stock to 75% of net income available for distribution to the common stock, earned subsequent to December 31, 1943, if the percentage of common stock equity to total capitalization and surplus, as defined, is less than 25%. At December 31, 1997, such ratio amounted to approximately 50%.

Item 6.  SELECTED FINANCIAL DATA

SIGCORP and SIGECO

SIGCORP, Inc.
Year Ended December 31
 (in thousands except for per share amounts)
                        1997       1996      1995     1994      1993
Operating Revenues      $433,237   $404,738  $360,771 $330,899  $330,317
Operating Income        $85,582    $82,717   $72,401  $70,779   $69,403
Net Income Before Cumulative
Effect of Accounting
 Change                 $46,140    $43,264   $38,525  $39,920   $38,483
Net Income              $46,140    $43,264   $44,819  $39,920   $38,483
Average Common Shares
 Outstanding            23,631     23,631    23,631   23,631    23,631
Earnings Per Share of
 Common Stock Before
 Cumulative Effect
 of Accounting Change   $1.95      $1.83     $1.63    $1.69     $1.63
 Cumulative Effect of
 Accounting Change      $-         $-        $0.27    $-        $-
 Basic and Diluted
 Earnings Per Share     $1.95      $1.83     $1.90    $1.69     $1.63
Dividends Per Share
 of Common Stock        $1.18      $1.15     $1.13    $1.10     $1.07
Total Assets            $989,896   $952,653  $923,981 $917,416  $860,841
Redeemable Preferred
 Stock                  $8,424     $8,424    $8,424   $8,515    $8,515
Long-Term Obligations   $276,844   $266,951  $265,085 $274,467  $274,884

Southern Indiana Gas And Electric Company
Year Ended December 31
(in thousands)          1997       1996      1995     1994      1993

Operating Revenues      $358,106   $372,730  $338,698 $330,035  $329,489
Operating Income        $62,912    $61,041   $53,873  $52,367   $51,565
Net Income Before
 Cumulative
 Effect of Accounting
 Change                 $45,363    $42,841   $39,624  $41,025   $39,588
Net Income Applicable
 to Common Stock        $44,266    $41,744   $44,819  $39,920   $38,483
Total Assets            $864,463   $852,325  $923,981 $917,416  $860,841
Redeemable Preferred
 Stock                  $8,424     $8,424    $8,424   $8,515    $8,515
Long-Term Obligations   $239,420   $252,114  $265,085 $274,467  $274,884

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

References to "Notes" pertain to the Notes to Consolidated
Financial Statements.

SIGCORP and SIGECO

The consolidated financial statements of SIGCORP, Inc. (SIGCORP), an investor-owned holding company, include SIGCORP's principal subsidiary, Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility, and eight nonregulated subsidiaries. The following discussion and analysis includes those factors which have, or may, materially affect the results of operations and financial condition of SIGCORP and its subsidiaries.

This discussion includes forward looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "expect", "potential", "estimate" and similar words, and actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric and gas utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes including revised environmental requirements, availability and cost of capital, and other similar factors.

RESULTS OF OPERATIONS

Earnings per share were a record $1.95 in 1997, compared to $1.83 for 1996 and $1.63 for 1995 before the cumulative effect of an accounting change. Utility operations contributed $1.87 of the 1997 per share earnings and nonregulated operations contributed $.08 per share; for 1996, utility net income represented $1.77 and nonregulated subsidiary results contributed $.06 per share of the total earnings. The factors effecting the $.12 increase in 1997 earnings follow:


Period ended December 31, 1996            $ 1.83
Weather                                     (.10)
Customer growth and usage                    .08
Electric sales to other utilities and
power marketers                              .06
Adjustment in base gas rates                 .03
Utility O&M expense                          .03
Nonregulated gas energy services and
nonutility operations                        .02
Period ended December 31, 1997            $ 1.95

Revenues The increase in electric utility revenues due to greater nonfirm wholesale electric sales was fully offset by the recovery of lower unit fuel costs through retail rates and fewer sales to retail customers, resulting in a $3.9 million (1.4%) decrease in electric revenues during 1997.
In 1996, electric revenues rose slightly when revenue increases from greater electric sales and the full year impact of an increase in retail electric rates were offset by the recovery of lower unit fuel costs. Although cooling degree days were 19% below normal and 8% below 1996, sales to retail and firm wholesale customers declined only slightly (1%) in 1997 following a 3.4% increase in 1996, due to continued strong economic growth in SIGECO's service area. Excluding sales to Alcoa Generating Corporation, which declined in 1997, nonfirm wholesale electric sales increased 35% in 1997, after a 15% increase in 1996, reflecting SIGECO's low electric energy costs and aggressive marketing efforts. These sales represented approximately 19% of total 1997 electric sales.

Fewer sales to all retail gas customers, net of the impact of an approved July 1996 increase in base gas rates, resulted in an 11% ($10.7 million) decrease in 1997 gas utility revenues, following 52% ($33 million) greater gas revenues in 1996 chiefly due to stronger sales to all retail gas customers and higher unit gas costs recovered through retail rates. Gas sales were down 23% in 1997, after a 24% rise in 1996, reflecting the impact of 12% milder temperatures on weather-sensitive sales during the first quarter of 1997 and fewer sales to commercial and industrial transportation customers. Residential sales declined 12% during 1997 due to the milder weather, after a

19% increase in 1996 when weather was 17% colder than in 1995. Sales to commercial and industrial customers were down 22% and 63%, respectively, because transportation customers purchased more of their 1997 gas supplies from suppliers other than SIGECO; total natural gas sold and transported to commercial and industrial customers declined only 2% as continued economic development in the area partially offset the impact of weather on commercial sales.

The full year operation of SIGCORP Energy Services, Inc. (Energy), which currently markets natural gas and related services, added $70.2 million to SIGCORP's 1997 revenues. A $27.1 million decrease in other revenues, which includes the operating revenues of SIGCORP's other nonregulated subsidiaries, reflected the absence of new performance contracts at Energy Systems Group, Inc. (ESGI) during the first six months of 1997; during the last half of 1997, several major contracts, including a $15 million contract with the Evansville-Vanderburgh School Corporation, were awarded to Energy Systems Group, LLC, of which ESGI is a one-third owner (see "Energy Systems Group, Inc." for further discussion of the change of ownership). The $9.9 million increase in 1996 revenues from SIGCORP's nonregulated operations was chiefly due to greater revenues from ESGI.

Operating Expenses Although electric generation increased 4.2%, related fuel expenses, the most significant electric operating cost, declined 16.3% ($12.2 million) in 1997 due to 21% lower unit coal costs resulting from SIGECO's coal contract reformation efforts. Average coal costs per kWh generated were $.0098, $.0124 and $.0141 for 1997, 1996 and
1995, respectively. SIGECO will continue to aggressively manage its fuel expenses as a key component of its strategy to remain a low-cost provider of electricity. The 1996 fuel for electric generation expense was 7.8% lower than 1995 expense due to 12% lower unit coal costs. Changes in the unit costs of fuel and purchased electric energy are passed on to electric customers through commission-approved fuel and purchased power cost recovery mechanisms.

While the majority of SIGECO's sales of electric energy to nonfirm wholesale customers is from excess capacity, SIGECO increased its purchases of electricity from other utilities 24% in 1997 for resale to nonfirm electric wholesale customers. Conversely, purchases of electric energy in 1996 were 15% lower than in 1995. Higher average market prices also contributed to the $5.7 million increase in cost of purchased electric energy during 1997.

The cost of gas sold, the major component of gas operating expenses, declined 18.2% ($12 million) in 1997 due to the decrease in gas sales. The 64% ($25.8 million) increase in cost of gas sold in 1996 was attributed to 37% higher average unit gas costs and 24% greater sales of gas compared to 1995. The generally downward trend of natural gas market prices experienced several years prior to 1996 was reversed in 1996 when the combination of greater demand for gas caused by colder winter temperatures nationwide and fewer available natural gas supplies caused higher unit gas costs.

During 1997, the cost of energy services and other revenues, which was chiefly the cost of natural gas purchased for resale by Energy and performance contract costs at ESGI, rose $45.1 million compared to 1996 due to the full year operation of Energy, partially offset by significantly lower performance contract costs at ESGI. Conversely, additional performance contracts in 1996 caused related costs to be greater than those incurred in 1995.

Other operation expenses for 1997 were comparable to the $60.9 million incurred in 1996; lower expenses at SIGECO and ESGI offset higher full year operation expenses at Energy. In 1996, other operation expenses were up 14% ($7.4 million) due primarily to an 11% ($5.5 million) increase in such expenses at SIGECO, to additional performance contract sales activity at ESGI and to higher expenses at SIGCORP's other nonregulated subsidiaries. Additional expenses for postretirement benefits other than pensions deferred until 1996 and full-year operating costs of the new sulfur dioxide scrubber at SIGECO's Culley Generating Station represented the majority of the increase in other operation expenses at SIGECO in 1996.

Maintenance expenses, essentially all incurred at SIGECO, declined 1.9% ($.6 million) in 1997, following a 7.6% ($2.4 million) decrease in 1996. Higher power generation maintenance expenditures during 1997 related to turbine generator and boiler repairs were offset by lower maintenance expenditures on gas and electric transmission and distribution facilities. Maintenance expenses in 1995 reflected a major turbine generator maintenance overhaul and system repairs caused by a devastating storm in SIGECO's service area.

Depreciation and amortization expense increased 3.2% ($1.2 million) in 1997 due to utility plant additions for the major refurbishment of the Culley Unit 3 turbine generator and boiler ($16.3 million), a new $4.4 million gas transmission line to serve a rapidly developing industrial sector in SIGECO's service territory, and for SIGECO's continued investment in other gas and electric utility facilities required to serve new business development and upgrade existing energy delivery systems. Depreciation and amortization expense declined slightly in 1996, the result of lower depreciation rates on electric utility plant related to SIGECO's retail electric rate adjustment.

While inflation has a significant impact on the replacement cost of SIGECO's facilities, only the historical cost of electric and gas plant investment is recoverable in revenues as depreciation under the ratemaking principles to which SIGECO is subject. With the exception of adjustments for changes in fuel and gas costs and margin on sales lost under SIGECO's demand side management programs, SIGECO's electric and gas rates remain unchanged until a rate application is filed and a general rate order is issued by the IURC.

The favorable outcome of contested prior year property tax assessments resulted in a $1.4 million decline in 1997 property and other taxes expense, following a 3.4% increase in 1996.

Interest and Other Charges SIGECO's additional capitalized interest and allowance for equity funds related to several large construction projects during 1997 were the primary reasons for the $1.9 million reduction in SIGCORP's total interest and other charges in 1997. Increases in SIGCORP's total interest expense and in interest income during 1997 reflected increased financial investment activities by Southern Indiana Properties, Inc. and the related costs.
SIGCORP's interest and other charges declined slightly in 1996 when greater interest income more than offset SIGECO's lower capitalized interest and the allowance for equity funds.

Income Tax Expense SIGCORP's federal and state income taxes rose $1.9 million during 1997 due to the increase in SIGECO's pretax income. SIGCORP's federal and state income taxes were $5.7 million greater during 1996 due to SIGECO's higher pretax income and to a $1.2 million downward adjustment to SIGECO's income tax reserves during 1995.

Rate and Regulatory Matters SIGECO complies with the provisions of Statement of Financial Accounting Standard
(SFAS) 71, "Accounting for the Effects of Certain Types of Regulation" that allows certain costs incurred by SIGECO that have been, or are expected to be, approved by regulatory authorities for recovery through rates, to be deferred as regulatory assets until recovered by SIGECO. Criteria that could give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts SIGECO's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. SIGECO periodically reviews these criteria to ensure the continuing application of SFAS 71 is appropriate. In the event SIGECO determines that it no longer meets the criteria for following SFAS 71, the accounting impact could be an extraordinary noncash charge to operations of an amount that could be material. SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", imposes a stricter criterion for these regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Under SIGECO's present regulatory environment and given its current competitive position in the industry, SIGECO believes its use of regulatory accounting is appropriate.

In September 1995, SIGECO petitioned the IURC seeking a general increase in gas rates. On July 3, 1996, the IURC issued its order, effective July 15, 1996, granting a 7.3%, or $4.8 million, increase in annual revenues.

The adjustment in rates was necessary to recover increases in operating and maintenance costs and additional investment in gas distribution facilities. The adjustment includes recovery of additional costs incurred for postretirement benefits other than pensions related to gas operations approximating $1.1 million annually.

In June 1995, the IURC approved the third of three retail electric rate increases related to its Clean Air Act Compliance project, representing an increase of 2.1%, or $4.5 million, in revenues. The final adjustment was necessary to cover financing costs related to the balance of the project construction expenditures, costs related to the operation of the scrubber, and certain nonscrubber-related operating costs such as additional costs incurred for postretirement benefits other than pensions beginning in 1993 and the recovery of demand side management program expenditures.

Over the past several years, SIGECO has been actively involved in intensive contract negotiations and legal actions to reduce coal costs and thereby lower electric rates. In April 1995, SIGECO reached an agreement with its remaining long-term contract coal supplier, effective July 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal. In 1997, the full benefit of the contract buyout was reflected in average coal costs per kWh generated, which were down 21% from 1996. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings are being passed back to SIGECO's retail and firm wholesale electric customers through the fuel adjustment clause.

Competition SIGCORP's predominant subsidiary, SIGECO, is presently a fully integrated provider of retail gas and electric utility service within a franchised, monopoly service area. The production of electricity is the most significant functional component of the integrated SIGECO operations, representing approximately 60% of regulated assets and, as a result of wholesale sales of electricity, a greater portion of the net income of the utility.

A fundamental change is occurring in the United States with respect to the monopoly structure of the electric utility industry. The National Energy Policy Act of 1992 (NEPA) initiated some of the most significant changes in the history of the electric industry. The primary purpose of the electric provisions of NEPA is to increase competition in electric generation by enabling virtually nonregulated entities, such as exempt wholesale generators, to develop power plants, and by granting the Federal Energy Regulatory Commission (FERC) authority to require a utility to provide transmission services, including the expansion of the utility's transmission facilities necessary to provide such services, to any entity selling or purchasing electricity at wholesale. Although the FERC may not order retail wheeling (the transmission of electricity directly to an ultimate consumer), it may order wheeling of electricity generated by an exempt wholesale generator or another utility to a wholesale customer of a regulated utility.

FERC has aggressively undertaken the introduction of competition into the wholesale electric business. On April 24, 1996, FERC issued Order 888 which finalized the key provisions of its Notice of Proposed Rulemaking (Mega-NOPR) on Open Access issued in March 1995. Order 888 provided for mandatory filing of open access transmission tariffs, provided for functional unbundling of all transmission services, required utilities to use the tariffs for their own bulk power transactions, and allowed recovery of stranded costs in certain circumstances. SIGECO has filed the mandatory tariffs to comply with Order 888.

Also on April 24, 1996, FERC issued Order 889 which required each public utility that owns, controls or operates facilities used for the transmission of electric energy in interstate commerce to create or participate in an Open Access Same-time Information System for posting information about available transmission capacity, prices and other information that will enable customers to obtain open access nondiscriminatory transmission service. Order 889 required the filing of detailed Standards of Conduct defining how a transmission provider will functionally separate its transmission and wholesale power merchant functions. SIGECO has implemented the necessary changes and filed the Standards of Conduct to comply with Order 889.

The results of Orders 888 and 889 on SIGECO have been generally favorable. Because SIGECO has below average variable costs of generation, it has been an aggressive seller of electricity to power marketers and other providers seeking low-priced electricity to fulfill wholesale sales contracts. The results of the increased wholesale sales are discussed further in "Results of Operations." Conversely, SIGECO has reduced prices to firm wholesale customers, or offered to do so, to retain their business after the expiration of existing contracts. These discounts in pricing terms, when fully effective, result in gross margins which are several million dollars below margins attainable from such customers prior to NEPA. SIGECO cannot predict the long-term consequences of these rules on its results of operations or financial condition.

FERC does not have jurisdiction over the retail sales of electricity. The various states retain jurisdiction over the permitting of retail competition, the terms of such competition and the recovery of any costs or other transition charges resulting from retail competition.

To date, more than a dozen state legislatures or regulatory agencies have adopted laws or regulations to introduce retail electricity competition. However, most states are continuing to evaluate the issue. In Indiana, the state legislature must adopt appropriate legislation to amend the Public Utility Act to provide for retail competition. In 1997, and again in 1998, such legislation was introduced in the Indiana Senate. The 1997 proposal did not pass out of its committee of origin in its original form. The 1998 legislation, although passed out of its committee of origin, did not receive widespread acceptance by the legislature and was not voted upon by the full Senate. A substitute proposal, which addressed only the participation of Indiana utilities in multi-state transmission pools under the control of an Independent System Operator (or ISO), was rejected by the Senate. The 1997 legislative proposal, initially a comprehensive proposal to introduce retail competition in the year 2000, was altered to only authorize a joint Senate/House study committee, called the Regulatory Flexibility Committee, to study the issue. That committee met numerous times in 1997, hearing testimony from a broad cross-section of consultants, utilities, customer groups and regulators.

It is anticipated by SIGECO that pressure on the Indiana legislature could intensify if other states successfully implement retail competition for electricity. SIGECO will continue to participate in the debate to represent the interest of all its stakeholders. One of SIGECO's primary concerns in the debate is that appropriate reciprocity provisions with other utilities and power marketers are enacted which would prevent out-of-state providers from having an unfair advantage over Indiana utilities. In addition, SIGECO has taken the position in the debate (and will continue to attempt to influence the outcome of the debate) that low-cost producers such as SIGECO should not, as has occurred in other states, be penalized for being historically low-cost. More specifically, the implementation of "access charges" and "transition charges" in other states have served to make it very difficult for low-cost producers to economically compete for business from the customers of high-cost producers due to the need for those customers to pay their current provider very high fixed charges for the privilege of "accessing" the marketplace. At the same time, historically low-cost producers, such as SIGECO, have lower access charges because their "stranded costs" are low, making it economically less difficult for high-cost producers to sell to a low-cost producer's customer base at marginal production costs.

SIGCORP and SIGECO are unable to predict the timing or final provisions of Indiana legislative actions on competition, if any. Although SIGECO is uncertain of the timing and/or final outcome of these developments, it is committed to pursuing, and is rapidly implementing, its corporate strategy of positioning itself as a low-cost energy producer and the provider of high-quality service to its retail as well as wholesale customers. Based on a recent Edison Electric Institute survey, SIGECO industrial rates were 8th lowest among 135 electric utilities in 1996.

SIGECO also provides retail integrated natural gas service in Indiana. However, SIGECO does not currently earn a margin on the direct sale of the commodity natural gas. SIGECO simply charges its retail gas customers the cost SIGECO incurs to purchase the gas and have it delivered to SIGECO's metering points on the interstate pipeline network. SIGECO does earn a return on the investment in its assets used to deliver the gas to customers. As a result, SIGECO does not anticipate any material impact on the financial results of its operations should the right of retail customers to choose gas commodity providers extend beyond the current level.

SIGCORP's nonutility subsidiaries are all subject to the competitive forces existing in their respective industries, including the gas marketing industry, the energy services industry, telecommunications, industrial mineral products, coal production and so on. As such, the financial results of the nonregulated entities depend upon their ability to successfully compete in their respective markets.

SIGCORP

Energy Systems Group, Inc. On May 23, 1997, Energy Systems Group, Inc. (ESGI), IGC Energy and Citizens By-Products Coal Company formed Energy Systems Group, LLC (ESG LLC) an equally owned limited liability corporation. On June 18, 1997, ESGI, an energy- related performance contracting firm, contributed significantly all of its assets and liabilities to ESG LLC for a one-third interest in ESG LLC, which assumed the operations and responsibilities of ESGI. ESGI's results of operations through June 18, 1997 are included in other revenues and the respective operating expense accounts in SIGCORP's consolidated financial statements. Subsequent to June 18, 1997, ESGI's share of the pretax earnings and losses of ESG LLC are included in Other, net.

SIGCORP Fuels, Inc. Incorporated in December 1996, SIGCORP Fuels, Inc. (Fuels) was formed to provide coal and related services to SIGECO and other customers. In June 1997, SIGECO obtained approval from the IURC to purchase coal from Fuels under a fixed price schedule and to recover the respective costs from SIGECO's retail and firm wholesale electric customers. In late 1997, Fuels purchased coal reserves located in SIGECO's service area and took delivery of coal mining equipment. The first shipments of coal to SIGECO were delivered in January 1998. Currently, Fuels anticipates providing approximately 25% of SIGECO's total coal supply requirements.

SIGCORP Communications Services, Inc.  Incorporated in
August 1997, SIGCORP Communications Services, Inc. was formed to undertake various telecommunications-related strategic initiatives for SIGCORP. Its activities have focused on broadband and fiber optic systems installations for small to mid-size communities throughout the United
States.

SIGCORP and SIGECO

Environmental Matters To meet the Phase I requirements of the Clean Air Act Amendments of 1990 (CAAA), effective 1995, and some of the Phase II requirements (effective 2000), SIGECO installed a single sulfur dioxide scrubber at the Culley Generating Station to serve Culley Units 2 and 3 and installed low nitrogen oxide (NOx) burners on the two units. The facilities were constructed at a total cost of $103 million and began commercial operation February 1, 1995. With the addition of the scrubber, SIGECO is exceeding the minimum compliance requirements of Phase I of the CAAA and has available unused allowances, called "overcompliance allowances", for retention by SIGECO to meet stricter post-2000 emission limitations. SIGECO anticipates that purchases of additional allowances will be required to fully meet Phase II requirements.

In July 1997, the United States Environmental Protection Agency (USEPA) issued its final rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and changing measurement methods. It is anticipated that the number of ozone nonattainment counties in the United States will increase significantly as determined by the concentration of nitrogen oxide (NOx), a key ingredient of ozone. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions, because they believe this approach is the most cost effective. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. In October 1997, the USEPA provided each state a proposed NOx budget of allowed emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the CAAA. There remains much uncertainty as to the extent that SIGECO would be affected by this ruling. An alliance of electric utilities, including SIGECO, from the midwestern states are working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, control equipment expenditures ranging from estimates of $10 million to $90 million could be required. This is in addition to expenditures previously made to bring SIGECO in compliance with the CAAA requirements. Under the current USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by 2004.

Also in July 1997, the USEPA announced a new 2.5-micron particulate matter (PM) standard while retaining the existing 10-micron PM standard. The regulatory impacts of this action cannot be determined until appropriate monitoring data is collected and subsequent national ambient air quality area designations are determined. The extent of the impact on SIGECO, if any, is unknown.

Demand Side Management In November 1995, SIGECO filed an update of its Integrated Resource Plan (IRP) with the IURC, requesting approval to greatly reduce previously ordered future DSM programs due to the anticipated changes precipitated by NEPA. In July 1996, the IURC approved the reduction of projected DSM program expenditures during the 1997-2012 period from a total of $138 million to $39 million. In the latest update of its IRP, filed in November 1997, SIGECO determined that certain of these programs were not cost effective and were to be discontinued. As a result, projected DSM expenditures for the 1998-2013 period are expected to further decline from a total of $38 million to $22 million. Although future DSM expenditures will be substantially reduced, the IRP projections indicate that by 2000, approximately 52 megawatts of capacity are expected to have been postponed or eliminated due to these programs.

SIGECO will continue to monitor the benefits of its DSM programs and additional changes are possible. Although
SIGECO is already recognized as one of the most competitive electric utilities in the nation, the reductions enable
SIGECO to be even more cost competitive in the future with very low stranded investment exposure.

Year 2000 Compliance Costs SIGECO has several major information systems projects in progress, to be completed before 2000, that will replace applications identified that may not have been year 2000 compliant. Based on SIGECO's preliminary investigation, which is ongoing, all other internal critical systems are year 2000 compliant. SIGCORP does not expect the amounts required to be expensed for year 2000 compliance modifications to have a material effect on its financial position or results of operations. SIGCORP does not yet know whether the critical systems of its suppliers and customers will be year 2000 compliant, however it believes that non-compliance of such systems would not have a material adverse effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, financial performance continued to be solid.
Internally generated cash (net income less dividends plus charges to net income not requiring cash) funded 78% of SIGECO's 1997 construction and DSM program expenditures;
these expenditures were fully funded with internally generated cash in 1996. SIGCORP's ratio of earnings to fixed charges (SEC method) was 4.1:1, and its embedded cost of long-term debt and preferred stock is 6.6 % and 5.6%, respectively. SIGCORP's financial strength is reflected in high quality credit ratings. SIGECO's senior secured debt continues to be rated AA, or equivalent, by major credit rating agencies.

Capital Requirements SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, environmental compliance requirements, and to expenditures for SIGECO's DSM programs. Construction expenditures totaled $68.4 million during 1997, including $16.3 million expended on the major refurbishment of the F.
B. Culley Generating Station Unit 3 turbine generator and boiler, $4.9 million for facilities under construction to serve the new Toyota truck manufacturing plant, $4.4 million for construction of a new gas transmission line to serve the rapidly developing Mt. Vernon, Indiana industrial area, $5.8 million expended on the design and implementation of several comprehensive information systems necessary to meet expanding customer service needs and to better manage SIGECO's resources, and $2.3 million for DSM programs. The 1997 expenditures compare to $43.9 million and $54.1 million expended in 1996 and 1995, respectively.

Construction requirements for the years 1998-2002 are projected to total approximately $315 million, including approximately $15 million to complete the information systems projects and approximately $5 million of capitalized expenditures for DSM programs, but exclude construction expenditures that may be required to comply with new USEPA air quality standards discussed under "Environmental Matters". SIGECO does not currently anticipate the need for construction of new base-load generation.

Financing Activities SIGCORP's financing activity during 1997 included a $24.7 million increase in long-term notes payable incurred primarily for structured financial investments by Southern Indiana Properties, Inc. In 1996, SIGCORP's only financing activity was an $8.5 million increase in short-term debt. At year end, SIGCORP had $41.4 million in short-term borrowings, leaving unused lines of credit and trust demand note arrangements totaling $39 million.

During the five-year period of 1998-2002, SIGCORP anticipates that a total of $65.6 million of debt securities, primarily those of SIGECO, will be redeemed.

SIGCORP expects the majority of the 1998-2002 construction program and debt redemption requirements to be provided by internally generated funds. External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt.

SIGCORP is confident that its long-term financial objectives, which include maintaining a capital structure near 45-50% long-term debt, 3-7% preferred stock and 43-48% common equity, will continue to be met, while providing for future construction and other capital requirements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                               Page
                                                               Number
1.   Financial Statements
     SIGCORP
          Report of Independent Public Accountants             28

          Consolidated Statements of Income for the years
          ended December 31, 1997, 1996 and 1995               29

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1997, 1996 and 1995               30

          Consolidated Balance Sheets -
          December 31, 1997 and 1996                           31

          Consolidated Statements of Capitalization -
          December 31, 1997 and 1996                           33

          Consolidated Statements of Retained Earnings
           for the years ended December 31, 1997,
           1996 and 1995                                       34

     SIGECO
          Report of Independent Public Accountants             36

          Statements of Income for the years
          ended December 31, 1997, 1996 and 1995               37

          Statements of Cash Flows for the years
          ended December 31, 1997, 1996 and 1995               38

          Balance Sheets - December 31, 1997 and 1996          39

          Statements of Capitalization -
          December 31, 1997 and 1996                           41

          Statements of Retained Earnings for the
          years ended December 31, 1997, 1996 and 1995         42

     SIGCORP and SIGECO
          Notes to Consolidated Financial Statements           43

2.   Supplementary Information
     SIGCORP and SIGECO
          Selected Quarterly Financial Data                    61

3.   Supplemental Schedules
     SIGCORP and SIGECO
          Schedule II - Valuation and Qualifying Accounts and
          Reserves for the years ended December 31, 1997,
           1996 and 1995                                       66

  All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial Statements or the accompanying Notes to Consolidated Financial
Statements.

                     SIGCORP, Inc. and
                        Subsidiaries

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SIGCORP, Inc.:

  We have audited the consolidated balance sheets and consolidated statements of capitalization of SIGCORP, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the supplemental schedule referred to below are the responsibility of SIGCORP, Inc.'s management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIGCORP, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1995,
SIGCORP, Inc. changed its method of accounting for unbilled revenues.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 23, 1998

SIGCORP, Inc.
CONSOLIDATED  STATEMENTS OF INCOME
Year Ended December 31 (in thousands except for per share amounts)                        1997      1996      1995
OPERATING REVENUES:
  Electric utility                      $ 272,545  $  276,479  $  275,495
  Gas utility                             85,561      96,251      63,203
  Energy services and other               75,131      32,008      22,073
     Total operating revenues             433,237     404,738     360,771
OPERATING EXPENSES:
  Fuel for electric generation            62,630      74,860      81,236
  Purchased electric energy               13,985      8,295       9,332
  Cost of gas sold                        54,060      66,105      40,303
  Cost of energy services and other       73,668      28,553      18,401
  Other operation expenses                60,726      60,885      53,502
  Maintenance                             29,224      29,784      32,222
  Depreciation and amortization           40,373      39,140      39,442
  Property and other taxes                12,989      14,399      13,932
     Total operating expenses             347,655     322,021     288,370
OPERATING INCOME                          85,582      82,717      72,401
INTEREST AND OTHER CHARGES:
  Interest expense on long-term debt      19,797      18,432      18,789
  Interest expense on short-term debt     1,519       2,387       1,905
  Amortization of premium, discount
   and expense on debt                    671         690         693
  Allowance for funds used
   during construction                    (1,378)     (445)       (1,001)
  Preferred dividend requirements
   of subsidiary                          1,097       1,097       1,099
  Interest income                         (3,003)     (2,135)     (1,278)
  Other, net                              (3,122)     (2,536)     (2,563)
    Total interest and other charges      15,581      17,490      17,644

 INCOME BEFORE INCOME TAXES               70,001      65,227      54,757
  Federal and state income taxes          23,861      21,963      16,232

NET INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE                      46,140      43,264      38,525

Cumulative effect at January 1, 1995
 of adopting the unbilled revenues
 method of accounting - net of
 income taxes                             -           -           6,294

NET INCOME                              $ 46,140   $  43,264   $  44,819
AVERAGE COMMON SHARES OUTSTANDING         23,631      23,631      23,631
BASIC AND DILUTED EARNINGS PER SHARE
  BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                     $ 1.95     $  1.83     $  1.63
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                       -           -           0.27

  BASIC AND DILUTED EARNINGS PER SHARE  $  1.95    $  1.83     $  1.90

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

>caption>
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)     1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $ 46,140   $  43,264   $  44,819
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization         40,373      39,140      39,442
    Preferred dividend requirements
     of subsidiary                        1,097       1,097       1,099
    Deferred income taxes and investment
     tax credits, net                     (3,923)     11,474      9,516
    Allowance for other funds used
    during construction                   (581)       -           (380)
    Cumulative effect of
    accounting change                     -           -           (6,294)
    Change in assets and liabilities:
    Receivables, net (including accrued
    unbilled revenues)                    (19,497)    (17,170)    (22,167)
      Inventories                         (4,306)     3,721       11,479
      Coal contract settlement            -           12,928      (5,243)
      Accounts payable                    14,141      (4,396)     2,813
      Accrued taxes                       (1,855)     (1,098)     1,972
      Refunds from gas suppliers          (915)       (1,213)     2,037
      Refunds to customers                (651)       (4,961)     (7,348)
      Accrued coal liability              -           -           (22,018)
      Other assets and liabilities        8,103       5,120       (1,706)
    Net cash provided by operating
     activities                           78,126      87,906      48,021
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)   (65,501)    (40,302)    (44,709)
  Demand side management program
   expenditures                           (2,340)     (3,633)     (9,051)
  Investments in leveraged leases         -           (6,850)     -
  Purchases of investments                (423)       -           (2,034)
  Sales of investments                    264         700         4,211
  Investments in partnerships             3,166       126         (901)
  Change in nonutility property           (5,572)     395         2,316
  Change in notes receivable              (5,592)     (11,533)    (1,138)
  Other                                   (1,120)     (84)        4,800
    Net cash used in investing
 activities                               (77,118)    (61,181)    (46,506)
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds                    (295)       (8,000)     (5,300)
  Dividends paid                          (30,482)    (28,353)    (27,725)
  Reduction in preferred stock            -           -           (91)
  Change in environmental improvement
   funds held by trustee                  (272)       (188)       6,884
  Payments on partnership obligations     (2,276)     (2,787)     (3,256)
  Change in notes payable                 26,980      11,432      9,127
  Other                                   1,973       528         620
     Net cash used in financing
      activities                          (4,372)     (27,368)    (19,741)
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                         (3,364)     (643)       (18,226)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                      9,191       9,834       28,060

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 5,827    $  9,191    $  9,834

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

CONSOLIDATED BALANCE SHEETS
At December 31 (in thousands)                  1997           1996
ASSETS
Utility Plant, at original cost:
  Electric                                   $ 1,091,349    $ 1,047,717
  Gas                                          141,646        131,796
                                               1,232,995      1,179,513
  Less accumulated provision
   for depreciation                            557,631        524,104
                                               675,364        655,409
  Construction work in progress                32,241         25,849
     Net utility plant                         707,605        681,258
Other Investments and Property:
  Investments in leveraged leases              42,964         42,887
  Investments in partnerships and limited
   liability corporations                      21,197         23,983
  Environmental improvement funds
   held by trustee                             4,102          3,830
  Notes receivable                             21,404         15,812
  Nonutility property and other                12,503         6,931
     Total other investments and property      102,170        93,443
Current Assets:
  Cash and cash equivalents                    5,827          9,191
  Temporary investments, at market             749            565
  Receivables, less allowance of $327,581
   and $214,956, respectively                  52,496         36,469
  Accrued unbilled revenues                    22,320         34,744
  Inventories                                  32,930         31,241
  Current regulatory assets                    11,749         13,687
  Other current assets                         3,250          3,064
     Total current assets                      129,321        128,961
Other Assets:
  Unamortized premium on reacquired debt       4,704          5,184
  Postretirement benefits other
   than pensions                               3,263          5,541
  Demand side management programs              24,467         22,757
  Allowance inventory                          2,093          -
  Deferred charges                             16,273         15,509
     Total other assets                        50,800         48,991
TOTAL                                        $ 989,896      $ 952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


At December 31 (in thousands)                  1997           1996
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                 $ 78,258       $ 78,258
Retained Earnings                              270,828        252,626
  Total common shareholders' equity            349,086        330,884
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                           11,090         11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                           7,500          7,500
Cumulative Special Preferred
 Stock of Subsidiary                           924            924
Long-Term Debt, net of current maturities      273,707        261,629
Long-Term Partnership Obligations,
 net of current maturities                     2,424          4,563
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)               644,731        616,590
Current Liabilities:
Current Portion of Adjustable Rate
 Bonds Subject to Tender                       31,500         31,500
Current Maturities of Long-Term Debt,
 Interim Financing
 and Long-Term Partnership Obligations:
   Maturing long-term debt                     12,695         659
   Notes payable                               41,368         38,750
   Partnership obligations                     2,139          2,276
     Total current maturities of
    long-term debt, interim financing
    and long-term partnership obligations      56,202         41,685
Other Current Liabilities:
   Accounts payable                            47,741         33,600
   Dividends payable                           123            123
   Accrued taxes                               5,868          7,723
   Accrued interest                            5,216          4,585
   Refunds to customers                        1,155          2,722
   Other accrued liabilities                   17,866         31,138
     Total other current liabilities           77,969         79,891
     Total current liabilities                 165,671        153,076
Other Liabilities:
  Accumulated deferred income taxes            146,218        147,070
  Accumulated deferred investment
   tax credits, being
   amortized over lives of property            20,249         21,706
  Regulatory income tax liability              -              1,614
  Postretirement benefits other
   than pensions                               11,271         10,084
  Other                                        1,756          2,513
    Total other liabilities                    179,494        182,987
TOTAL                                        $ 989,896      $ 952,653

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31 (in thousands)                  1997           1996
COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 23,630,568         $ 78,258       $ 78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock   270,828        252,626
   Total common shareholders' equity           349,086        330,884
PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
 800,000 shares, issuable in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                  8,590          8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                  2,500          2,500
   Total nonredeemable preferred
   stock of subsidiary                         11,090         11,090
Redeemable
   6.50% Series, outstanding 75,000 shares,
   redeemable at $100 per share
   December 1, 2002                            7,500          7,500
SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series, outstanding
9,237 shares redeemable at $100 per share      924            924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                           238,420        251,115
Notes payable                                  36,000         11,273
Unamortized debt premium and discount, net     (713)          (759)
     Total long-term debt                      273,707        261,629

LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                     2,424          4,563
CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2015, Series B, presently 4.05%             31,500         31,500
TOTAL CAPITALIZATION, including bonds
 subject to tender                           $ 676,231      $ 648,090

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Year Ended December 31 (in thousands)         1997       1996     1995

Balance, January 1                         $ 252,626  $ 236,617  $ 218,424
Net income                                   46,140     43,264     44,819
                                             298,766    279,881    263,243
Common Stock Dividends ($1.18 per share in 1997,
$1.15 per share in 1996 and $1.13
 per share in 1995)                          27,938     27,255     26,626
Balance, December 31 (See Consolidated
 Statements of Capitalization
 for restriction)                          $ 270,828  $ 252,626  $ 236,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          Southern Indiana Gas
                           And Electric Company

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SOUTHERN INDIANA GAS AND ELECTRIC COMPANY:

    We have audited the balance sheets and statements of capitalization of SOUTHERN INDIANA GAS AND ELECTRIC COMPANY (an Indiana corporation) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the supplemental schedule referred to below are the responsibility of Southern Indiana Gas and Electric Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Indiana Gas and Electric Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in Note 3, effective January 1, 1995,
Southern Indiana Gas and Electric Company changed its method of accounting for unbilled revenues.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 23, 1998

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF INCOME
Year Ended December 31 (in thousands)     1997         1996       1995
OPERATING REVENUES:
   Electric                             $ 272,545   $  276,479 $  275,495
   Gas                                    85,561       96,251     63,203
Total operating revenues                  358,106      372,730    338,698
OPERATING EXPENSES:
   Fuel for electric generation           62,630       74,860     81,236
   Purchased electric energy              13,985       8,295      9,332
   Cost of gas sold                       54,060       66,105     40,303
   Other operation expenses               55,611       56,188     50,712
   Maintenance                            29,086       29,641     32,158
   Depreciation and amortization          40,191       38,617     39,302
   Federal and state income taxes         26,844       24,034     18,093
   Property and other taxes               12,787       13,949     13,689
     Total operating expenses             295,194      311,689    284,825
OPERATING INCOME                          62,912       61,041     53,873
OTHER INCOME:
   Allowance for other funds
   used during construction               581          -          380
   Interest                               541          1,824      1,213
   Other, net                             992          1,003      4,914
     Total other income                   2,114        2,827      6,507
INCOME BEFORE INTEREST
 AND OTHER CHARGES                        65,026       63,868     60,380
INTEREST AND OTHER CHARGES:
   Interest on long-term debt             18,020       18,432     18,789
   Amortization of premium, discount,
   and expense on debt                    671          690        694
   Other interest                         1,769        2,350      1,894
   Allowance for borrowed funds
    used during construction              (797)        (445)      (621)
     Total interest and other charges     19,663       21,027     20,756
NET INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE              45,363       42,841     39,624
Cumulative Effect at January 1, 1995
of Adopting the Unbilled
Revenues Method of Accounting -
Net of Income Taxes                       -            -          6,294
NET INCOME                                45,363       42,841     45,918
   Preferred Stock Dividends              1,097        1,097      1,099
NET INCOME APPLICABLE TO COMMON STOCK   $ 44,266    $  41,744  $  44,819

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
Year Ended December 31 (in thousands)     1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                           $ 45,363   $  42,841   $  45,918
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization        40,191      38,617      39,302
     Deferred income taxes and
     investment tax credits, net          (4,951)     10,558      9,516
     Allowance for other funds used
     during construction                  (581)       -           (380)
     Cumulative effect of
     accounting change                    -           -           (6,294)
     Change in assets and liabilities:
     Receivables, net (including accrued
     unbilled revenues)                   (3,261)     (18,128)    (22,167)
     Inventories                          (3,407)     3,772       11,479
     Coal contract settlement             -           12,928      (5,243)
     Accounts payable                     (272)       (4,882)     2,813
     Accrued taxes                        (2,788)     (1,682)     1,972
     Refunds from gas suppliers           (915)       (1,213)     2,037
     Refunds to customers                 (651)       (4,961)     (7,348)
     Accrued coal liability               -           -           (22,018)
     Other assets and liabilities         7,950       5,194       (1,707)
     Net cash provided by
     operating activities                 76,678      83,044      47,880
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction expenditures (net of
   allowance for other funds used
   during construction)                   (65,501)    (40,302)    (44,709)
   Demand side management program
   expenditures                           (2,340)     (3,633)     (9,051)
   Purchases of investments               -           -           (2,034)
   Sales of investments                   -           -           4,211
   Investments in partnerships            -           -           (901)
   Change in nonutility property          -           648         2,316
   Change in notes receivable             -           -           (1,138)
   Other                                  (456)       (211)       4,941
     Net cash used in investing
     activities                           (68,297)    (43,498)    (46,365)
CASH FLOWS FROM FINANCING ACTIVITIES
   First mortgage bonds                   (295)       (8,000)     (5,300)
   Dividends paid                         (30,482)    (28,353)    (27,725)
   Reduction in preferred stock           -           -           (91)
   Change in environmental improvement
   funds held by trustee                  (272)       (188)       6,884
   Payments on partnership obligations    -           -           (3,256)
   Change in notes payable                20,129      1,900       9,127
   Contribution of nonregulated
   subsidiaries                           -           (12,145)    -
   Other                                  526         533         620
     Net cash used in financing
     activities                           (10,394)    (46,253)    (19,741)
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                         (2,013)     (6,707)     (18,226)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                      3,127       9,834       28,060
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                       $ 1,114    $  3,127    $  9,834

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BALANCE SHEETS
At December 31 (in thousands)                     1997          1996
ASSETS
UTILITY PLANT, at original cost:
   Electric                                    $  1,091,349  $  1,047,717
   Gas                                            141,646       131,796
                                                  1,232,995     1,179,513
   Less accumulated provision for depreciation    557,631       524,104
                                                  675,364       655,409
   Construction work in progress                  32,241        25,849
    Net utility plant                             707,605       681,258
OTHER INVESTMENTS AND PROPERTY:
   Environmental improvement funds
    held by trustee                               4,102         3,830
   Nonutility property and other                  1,552         1,552
    Total other investments and property          5,654         5,382
CURRENT ASSETS:
   Cash and cash equivalents                      1,114         3,127
   Receivables, less allowance of $327,581
    and $214,956, respectively                    32,281        32,491
   Accrued unbilled revenues                      22,320        34,744
   Inventories                                    32,504        31,190
   Current regulatory assets                      11,749        13,687
   Other current assets                           1,443         4,975
    Total current assets                          101,411       120,214
Other Assets:
   Unamortized premium on reacquired debt         4,704         5,184
   Postretirement benefits other than pensions    3,263         5,541
   Demand side management programs                24,467        22,757
   Allowance inventory                            2,093         -
   Deferred charges                               15,266        11,989
    Total other assets                            49,793        45,471
TOTAL                                          $  864,463    $  852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

At December 31 (in thousands)                     1997          1996
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                   $  78,258     $  78,258
Retained Earnings                                 228,570       213,688
   Total common shareholders' equity              306,828       291,946
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                              11,090        11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                              7,500         7,500
Cumulative Special Preferred
 Stock of Subsidiary                              924           924
Long-Term Debt, net of current maturities         238,707       251,355
   Total capitalization, excluding bonds
    subject to tender (see Statements
    of Capitalization)                            565,049       562,815
CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds
 Subject to Tender                                31,500        31,500
Current Maturities of Long-Term Debt and
 Interim Financing:
   Maturing long-term debt                        12,695        295
   Notes payable                                  31,643        32,400
   Notes payable to associated company            20,886        -
     Total current maturities of long-term
     debt and interim financing                   65,224        32,695
Other Current Liabilities:
   Accounts payable                               27,066        27,338
   Dividends payable                              123           123
   Accrued taxes                                  5,925         8,713
   Accrued interest                               4,635         4,572
   Refunds to customers                           1,155         2,722
   Other accrued liabilities                      16,018        29,650
     Total other current liabilities              54,922        73,118
     Total current liabilities                    151,646       137,313
Other Liabilities:
   Accumulated deferred income taxes              114,493       116,373
   Accumulated deferred investment tax
    credits, being amortized over lives
    of property                                   20,249        21,706
   Regulatory income tax liability                -             1,613
   Postretirement benefits other
    than pensions                                 11,271        10,084
   Other                                          1,755         2,421
   Other liabilities                              147,768       152,197
TOTAL                                          $  864,463    $  852,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31 (in thousands)                     1997          1996
COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 23,630,568           $  78,258     $  78,258
Retained Earnings, $2,194,121 restricted as
to payment of cash dividends on common stock      228,570       213,688
  Total common shareholders' equity               306,828       291,946
PREFERRED STOCK
Cumulative, $100 par value, authorized
 800,000 shares, issuable in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                     8,590         8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                     2,500         2,500
   Total nonredeemable preferred stock            11,090        11,090
Redeemable
   6.50% Series, outstanding 75,000 shares,
   redeemable at $100 per share
   December 1, 2002                               7,500         7,500
SPECIAL PREFERRED STOCK
Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series, outstanding
9,237 shares redeemable at $100 per share         924           924
LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                              238,420       251,114
Notes payable                                     1,000         1,000
Unamortized debt premium and discount, net        (713)         (759)
   Total long-term debt                           238,707       251,355
CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2015, Series B, presently 4.05%                31,500        31,500
TOTAL CAPITALIZATION, including bonds
 subject to tender                             $  596,549    $  594,315

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
Year Ended December 31 (in thousands)     1997         1996       1995

Balance, January 1                      $ 213,688    $ 236,617 $  218,424
Net income                                45,363       42,841     45,918
                                          259,051      279,458    264,342
Dividend of Nonregulated
 Subsidiaries to Parent                   -            37,418     -
Preferred Stock Dividends                 1,097        1,097      1,099
Common Stock Dividends                    29,384       27,255     26,626
                                          30,481       65,770     27,725
Balance, December 31 (See Statements
 of Capitalization for restriction)     $ 228,570    $ 213,688 $  236,617

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

SIGCORP AND SIGECO

PRINCIPLES OF CONSOLIDATION Effective January 1, 1996, a new holding company, SIGCORP, Inc. (SIGCORP), became the parent of Southern Indiana Gas and Electric Company (SIGECO), a regulated gas and electric utility which accounts for over 90% of SIGCORP's net income, and four of SIGECO's former wholly-owned subsidiaries: Energy Systems Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI), Southern Indiana Properties, Inc.(SIPI) and ComSource, Inc. (ComSource). All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remain securities of SIGECO and were unaffected. The 1995 financial statements of SIGECO include the results of its former wholly-owned subsidiaries. During the fourth quarter of 1996, four additional nonregulated subsidiaries were formed: SIGCORP Energy Services, Inc. (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP Fuels, Inc. (Fuels) and SIGCORP Power Marketing, Inc. (Power). During the third quarter of 1997, SIGCORP Communications Services, Inc. (Communications) was formed.

SIGECO is a regulated gas and electric utility and engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas. SIGECO serves 122,937 electric customers in the city of Evansville and 74 other communities and serves 107,278 gas customers in the city of Evansville and 64 other communities.

ESGI has a one-third ownership in Energy Systems Group, LLC, an energy-related performance contracting firm serving industrial and commercial customers. SIMI processes and markets coal combustion by-products. SIPI invests in leveraged leases of real estate and equipment, real estate partnerships and joint ventures and private placement subordinated debt instruments. Cash balances are invested in marketable securities. ComSource markets telecommunications services. Energy was established to market energy and related services and is currently providing natural gas, pipeline management, storage service and other natural gas-related services to SIGECO, other utilities and endusers. Capital is the primary financing vehicle for SIGCORP's nonregulated subsidiaries. Fuels was formed to provide coal and related services to SIGECO and other customers. Power, not yet active, was formed to procure electric power supplies for SIGECO and other customers, and will market SIGECO's excess electric generation capacity. Communications was formed to undertake telecommunications related strategic initiatives. All significant intercompany transactions are eliminated.

On May 23, 1997, Energy Systems Group, Inc. (ESGI), IGC
Energy and Citizens By-Products Coal Company formed Energy
Systems Group, LLC (ESG LLC), an equally owned limited liability corporation. On June 18, 1997, ESGI contributed significantly all of its assets and liabilities to ESG LLC for a one-third interest in ESG LLC. ESGI's results of operations through June 18, 1997 are included in other revenues and the respective operating expense accounts in SIGCORP's consolidated financial statements, and subsequent to June 18, 1997, ESGI's share of the pretax earnings and losses of ESG LLC are included in Other, net.

RECLASSIFICATION Certain amounts in the prior year financial statements have been reclassified to conform to the current year financial statement presentation.

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

Generally accepted accounting principles for rate regulated companies also require that regulatory assets which are no longer probable of recovery through future revenues, at the balance sheet date, be charged to earnings. The following regulatory assets are reflected in the Consolidated Balance
Sheets:

At December 31 (in thousands)                          1997       1996
Regulatory Assets:
     Demand side management program costs            $ 25,069  $  23,359
     Postretirement benefit costs (Note 1)             5,541      7,819
     Unamortized premium on reacquired debt            5,183      5,663
     Regulatory study costs                            337        718
     Fuel and gas costs (Note 1)                       9,129      13,237
                                                       45,259     50,796
     Less current amounts                              11,749     13,687
     Total long-term regulatory assets               $ 33,510  $  37,109

Refer to the individual footnotes referenced above for discussion of specific regulatory assets. See Income Taxes for regulatory assets and liabilities related to income taxes.

As of December 31, 1997, the recovery of $26,200,000 of SIGECO's total regulatory assets is reflected in rates charged to customers over periods ranging up to 26 years.
SIGECO intends to request recovery of its remaining regulatory assets in future general rate case filings.

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

CONCENTRATION OF CREDIT RISK   SIGECO's customer receivables
from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial and industrial customers located in a southwestern region of Indiana. SIGECO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. Energy's customer receivables from gas sales and transportation services are primarily derived from a diversified base of commercial and industrial customers located in the midwestern region of the United States. Energy investigates the creditworthiness of its potential customers. See Note 4 for a discussion of receivables related to SIPI's leveraged lease investments.

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

DEPRECIATION Depreciation of utility plant is provided using the straight-line method over the estimated service lives of the depreciable plant. Provisions for depreciation, expressed as an annual percentage of the cost of average depreciable plant in service, were as follows:

                                                1997       1996    1995
Electric                                        3.4%       3.4%    3.8%
Gas                                             3.2%       3.2%    3.3%

INCOME TAXES SIGCORP utilizes the liability method of accounting for income taxes, providing deferred taxes on temporary differences. Investment tax credits have been deferred and are amortized through credits to income over the lives of the related property.

The components of the net deferred income tax liability are as follows:

SIGCORP, Inc.
At December 31 (in thousands)                        1997        1996
Deferred Tax Liabilities:
  Depreciation and cost recovery
  timing differences                              $  117,357  $  115,095
  Deferred fuel costs, net                           1,252       4,778
  Leveraged leases                                   31,625      30,702
  Regulatory assets recoverable through
  future rates                                       25,687      25,668
Deferred Tax Assets:
  Unbilled revenue                                   (1,593)     (2,499)
  Regulatory liabilities to be settled
  through future rates                               (25,229)    (27,282)
  Other, net                                         (2,881)     608
Net deferred income tax liability                 $  146,218  $  147,070

The $852,000 decrease in the net deferred income tax liability from December 31, 1996 to December 31, 1997, is due to the current year deferred federal and state income tax benefit of $3,030,000. This decrease was partially offset by a $2,178,000 increase which resulted primarily from a change in the net regulatory assets and liabilities.

Southern Indiana Gas and Electric Company
At December 31 (in thousands)                        1997        1996
Deferred Tax Liabilities:
  Depreciation and cost recovery
  timing differences                              $  117,467  $  115,095
  Deferred fuel costs, net                           1,252       4,778
  Regulatory assets recoverable
  through future rates                               25,687      25,668
Deferred Tax Assets:
  Unbilled revenue                                   (1,593)     (2,499)
  Regulatory liabilities to be settled
  through future rates                               (25,229)    (27,282)
  Other, net                                         (3,091)     613
Net deferred income tax liability                 $  114,493  $  116,373

The $1,880,000 decrease in SIGECO's net deferred income tax liability from December 31, 1996 to December 31, 1997, is due to the current year deferred federal and state income tax benefit of $3,951,000. This decrease was partially offset by a $2,071,000 increase which resulted from a change in the net regulatory assets and liabilities.

The components of current and deferred income tax expense are as follows:

SIGCORP, Inc.
Year Ended December 31 ( in thousands)      1997       1996      1995
Current
   Federal                               $ 24,387   $  8,743   $ 7,031
   State                                   3,961       1,891     1,601
Deferred, net
   Federal                                 (2,858)     10,967    7,771
   State                                   (172)       1,805     1,385
Investment tax credit, net                 (1,457)     (1,443)   (1,556)
Total income tax expense related to net income before
cumulative effect of accounting change     23,861      21,963    16,232
Current income tax expense related to
cumulative effect of accounting change   -             -         3,845
Total income tax expense                 $ 23,861   $  21,963  $ 20,077

Southern Indiana Gas and Electric Company
Year Ended December 31 ( in thousands)      1997       1996      1995
Current
   Federal                               $ 28,055   $  11,773  $ 9,801
   State                                   4,198       1,934     1,861
Deferred, net
   Federal                                 (3,673)     10,081    6,719
   State                                   (278)       1,689     1,268
Investment tax credit, net                 (1,458)     (1,443)   (1,556)
Income tax expense as shown on
Statements of Income                       26,844      24,034    18,093
Current income tax expense
 included in Other Income                  415         606       (3,030)
Deferred income tax expense
 included in Other Income                  -           -         1,169
Total income tax expense related
 to net income before
cumulative effect of accounting change     27,259      24,640    16,232
Current income tax expense related to
cumulative effect of accounting change     -           -         3,845
Total income tax expense                 $ 27,259   $  24,640  $ 20,077

A reconciliation of the statutory tax rates to effective income tax rate is as follows:

SIGCORP, Inc.
Year Ended December 31                     1997        1996      1995
Statutory federal and state rate           37.9%       37.9%     37.9%
Equity portion of allowance for funds
 used during construction                  (0.3)       -         (0.2)
Book depreciation over related tax
 depreciation - nondeferred                1.8         1.7       2.0
Amortization of deferred investment
 tax credit                                (2.1)       (2.2)     (2.4)
Low-income housing credit                  (4.0)       (4.2)     (4.3)
Preferred dividend requirements
 of subsidiary                             0.6         0.6       0.6
Other, net                                 0.2         (0.1)     (2.7)
Effective tax rate                         34.1%       33.7%     30.9%

Southern Indiana Gas and Electric Company
Year Ended December 31                     1997        1996      1995
Statutory federal and state rate           37.9%       37.9%     37.9%
Equity portion of allowance for funds
 used during construction                  (0.3)       -         (0.2)
Book depreciation over related tax
 depreciation - nondeferred                1.8         1.9       2.0
Amortization of deferred investment
 tax credit                                (2.1)       (2.3)     (2.4)
Low-income housing credit                  -           -         (4.3)
Preferred dividend requirements
 of subsidiary                             -           -         0.6
Other, net                                 0.2         (1.0)     (2.7)
Effective tax rate                         37.5%       36.5%     30.9%

PENSION BENEFITS SIGECO has trusteed, noncontributory defined benefit plans which cover eligible full-time regular employees. The plans provide retirement benefits based on years of service and the employee's highest 60 consecutive months' compensation during the last 120 months of employment. The funding policy of SIGECO is to contribute amounts to the plans equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but not in excess of the maximum deductible for federal income tax purposes. The plans' assets as of December 31, 1997 consist of investments in interest-bearing obligations and common stocks.

The components of net pension cost related to these plans are as follows:

Year Ended December 31 (in thousands)      1997        1996      1995
Service cost - benefits earned
 during the period                      $  2,166    $  2,288   $ 1,700
Interest cost on projected
 benefit obligation                        4,661       4,433     4,044
Actual return on plan assets               (12,638)    (7,409)   (12,243)
Net amortization and deferral              7,143       2,379     8,000
Net pension cost charged to operations,
 construction and other accounts        $  1,332    $  1,691   $ 1,501

The funded status of the trusteed retirement plans is as follows:

At December 31 (in thousands)                        1997        1996
Actuarial present value of:
    Vested benefit obligation                     $  (55,038) $  (49,098)
    Accumulated benefit obligation                $  (56,566) $  (50,461)
Projected benefit obligation                      $  (72,914) $  (63,999)
Plan assets at fair value                            76,587      66,011
Excess of plan assets over projected
 benefit obligation                                  3,673       2,012
Remaining unrecognized transitional asset            (2,233)     (2,651)
Prior service cost                                   1,412       1,560
Unrecognized net loss                                (8,117)     (5,797)
Accrued pension liability                         $  (5,265)  $  (4,876)

The projected benefit obligation at December 31, 1997 and 1996 was determined using an assumed discount rate of 7.0% and 7.5%, respectively. For both periods, the long-term rate of compensation increases was assumed to be 5%, and the long-term rate of return on plan assets was assumed to be 8%. The transitional asset is being amortized over approximately 15, 18 and 14 years for the Salaried, Hourly and Hoosier plans, respectively.

In addition to the trusteed pension plans discussed above, SIGECO provides supplemental pension benefits to certain current and former officers under nonqualified and nonfunded plans. Annual service cost related to these benefits is approximately $300,000.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS SIGECO provides certain postretirement health care and life insurance benefits for retired employees and their dependents through fully insured plans. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the expected cost of these benefits be recognized during the employees' years of service. As authorized by the IURC, SIGECO deferred as a regulatory asset the additional SFAS No. 106 costs accrued over the costs of benefits actually paid after date of adoption, but prior to inclusion in rates. Subsequently, the IURC authorized SIGECO to include in rates SFAS No. 106 costs and to recover the amounts previously deferred over a 60-month period.

The components of the net periodic other postretirement benefit cost are as follows:

Year Ended December 31 (in thousands)     1997       1996        1995
Service cost - benefits earned
 during the period                      $ 890     $  925      $  903
Interest cost on accumulated
 benefit obligation                       2,056      2,028       2,272
Actual return on assets                   (534)      (292)       (107)
Net amortization and deferral             1,172      1,267       1,259
Net periodic postretirement
 benefit cost                             3,584      3,928       4,327
Amortization of prior years' deferred
postretirement benefit obligation         2,278      2,569       549
                                          5,862      6,497       4,876
Deferred postretirement benefit
 obligation                               -          314         2,112
Total charged to operations,
 construction and other accounts        $ 5,862   $  6,183    $  2,764

The net periodic cost determined under the standard includes the amortization of the discounted present value of the obligation at the adoption date, $29,400,000, over a 20-year period.

Reconciliation of the accumulated postretirement benefit obligation to the accrued liability for postretirement benefits is as follows:

At December 31 (in thousands)                        1997        1996
Accumulated other postretirement benefit obligation:
   Retirees                                       $  (11,090) $  (10,041)
   Other fully eligible participants                 (5,717)     (5,916)
   Other active participants                         (14,117)    (13,317)
Total accumulated benefit obligation                 (30,924)    (29,274)
Plan assets at fair value                            7,318       5,205
Excess of accumulated benefit obligation
 over plan assets                                    (23,606)    (24,069)
Unrecognized transition obligation                   22,076      23,547
Unrecognized net gain                                (9,741)     (9,562)
Accrued postretirement benefit liability          $  (11,271) $  (10,084)

The assumptions used to develop the accumulated postretirement benefit obligation at December 31, 1997 and 1996 included discount rates of 7.0% and 7.5%, respectively, and a health care cost trend rate of 8% declining to 4.5% in 2006 and 9% declining to 5% in 2004 at December 31, 1997 and 1996, respectively. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes. A 1% increase in the assumed health care cost trend rate each year would increase the aggregate service and interest costs for 1997 by $565,000 and the accumulated postretirement benefit obligation by $5,196,000.

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

CASH FLOW INFORMATION  For the purposes of the Consolidated
Balance Sheets and the Consolidated Statements of Cash
Flows, SIGCORP and SIGECO consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

During 1997, 1996 and 1995, SIGCORP paid interest (net of amounts capitalized) of $19,888,000, $20,328,000 and
$20,085,000, respectively, and income taxes of $29,552,000, $12,237,000 and $10,334,000, respectively. SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $4,563,000 and $6,839,000 at December 31, 1997 and 1996, respectively.
During 1997, 1996 and 1995, SIGECO paid interest (net of amounts capitalized) of $18,929,000, $19,591,000 and
$20,085,000, respectively, and income taxes of $35,239,000, $15,746,000 and $10,334,000, respectively.

The following decreases for 1996 in SIGECO's assets and liabilities were caused by a divide of its nonregulated subsidiaries to SIGCORP and are noncash in nature.

Deferred income taxes                     (29,783)
Investments in Leveraged Leases           (35,609)
Investments in Partnerships               (25,307)
Partnership obligations                   (9,625)
Other, net                                (3,771)

INVENTORIES SIGECO accounts for inventories under the average cost method except for gas in underground storage which is accounted for under the last-in, first-out (LIFO) method. Energy accounts for gas in underground storage under the average cost method.

SIGCORP, Inc.
At December 31 (in thousands)                        1997        1996
Fuel (coal and oil) for electric generation       $  8,920    $  6,539
Materials and supplies                               14,103      15,614
Emission allowances                                  2,616       -
Gas in underground storage - at LIFO cost            9,046       9,088
                           - at average cost         862         -
Total inventories                                 $  35,547   $  31,241

Southern Indiana Gas and Electric Company
At December 31 (in thousands)                        1997        1996
Fuel (coal and oil) for electric generation       $  8,920    $  6,539
Materials and supplies                               14,014      15,614
Emission allowances                                  2,616       -
Gas in underground storage - at LIFO cost            9,046       9,088
Total inventories                                 $  34,596   $  31,241

Based on the December 1997 price of gas purchased, the cost of replacing SIGECO's current portion of gas in underground storage at December 31, 1997 exceeded the amount stated on a LIFO basis by approximately $16,000,000.

OPERATING REVENUES AND FUEL COSTS SIGECO accrues an estimate of revenues unbilled for electric and gas service furnished from the meter reading dates to the end of each accounting period. All metered gas rates contain a gas cost adjustment clause which allows for adjustment in charges for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause which allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. SIGECO also collects through a quarterly rate adjustment mechanism, the margin on electric sales lost due to the implementation of demand side management programs.

SIGECO records any adjustment clause under-or overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or overrecovery is billed or refunded to its customers. The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

NEW ACCOUNTING PRONOUNCEMENTS In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS
129 was issued in conjunction with the FASB's earnings per share project and incorporated related disclosure requirements from APB Opinion No. 10, "Disclosure of Long-Term Obligations," and Statement of Financial Accounting Standards No. 47, "Disclosure of Long-Term Obligations."
Both statements are effective for fiscal years ending after December 15, 1997. SIGCORP adopted the statements for year end 1997 (see Note 7 Capital Stock).

In June 1997, FASB issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. These statements do not affect the accounting recognition or measurement of transactions, but rather require expanded disclosures regarding financial results. SIGCORP will adopt these standards in 1998 as required by the FASB.

Note 2  Rate and Regulatory Matters

SIGCORP and SIGECO

GAS MATTERS  On September 7, 1995, SIGECO petitioned the
IURC seeking a general increase in gas rates. On July 3, 1996, the IURC issued its order, effective July 15, 1996, granting a 7.3%, or $4.8 million, increase in annual revenues.

ELECTRIC MATTERS On June 21, 1995, the IURC approved the third of three planned general electric rate increases related to SIGECO's Clean Air Act Compliance project
(primarily the addition of a sulfur dioxide scrubber to serve Culley Units 2 and 3), which began commercial operation February 1995. The third adjustment also covered certain nonscrubber-related operating costs such as additional costs incurred for postretirement benefits other than pensions beginning in 1993, and the recovery of demand side management program expenditures. The effective dates and impact on annual electric revenues of the three adjustments are summarized below:

                                         Additional
                     Effective           Annual           Revenue
                     Date                Revenues         Increase
Adjustment 1         October 1, 1993     $1.8 million     1.0%
Adjustment 2         June 29, 1994        4.2 million     2.3
Adjustment 3         June 26, 1995        4.5 million     2.1

On April 10, 1995, SIGECO reached an agreement with its
remaining long-term contract coal supplier, to buy out the
remainder of SIGECO's contractual obligations for $45.5
million, enabling it to acquire lower-priced spot market
coal.   SIGECO estimates the total savings in coal costs
resulting from the buyout, net of total buyout costs, will approximate $58 million through December 31, 1998, the term of the original contract. The net savings are being passed back to SIGECO's electric customers through the fuel adjustment clause.

Note 3  Revenues Accounting Change

SIGCORP and SIGECO

Prior to 1995, SIGECO recognized electric and gas revenues when customers were billed on a cycle billing basis. The utility service rendered after monthly meter reading dates through the end of a calendar month (unbilled revenues) became a part of operating revenues in the following month. To more closely match revenues with expenses, effective January 1, 1995, SIGECO changed its method of accounting to accrue the amount of revenue for sales unbilled at the end of each month. The cumulative effect of the change on prior years, net of income taxes, is included in net income for 1995. The effect of the change was to increase 1995 net income $7.9 million ($.34 per share), of which an increase of $1.6 million ($.07 per share), was reflected in operations and an increase of $6.3 million ($.27 per share), the cumulative effect of the change as of January 1, 1995, was reported as a separate component of net income.

Note 4  Leveraged Leases

SIGCORP

Southern Indiana Properties, Inc. is a lessor in five leveraged lease agreements under which an office building, a part of a reservoir, an interest in a paper mill, a gas turbine electric generating peaking unit and passenger railroad cars are leased to third parties. The economic lives and lease terms vary with the leases. The total equipment and facilities cost was approximately $110,800,000 at December 31, 1997 and 1996, respectively. The cost of the equipment and facilities was partially financed by nonrecourse debt provided by lenders, who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $79,100,000 and $81,700,000 at December 31, 1997 and 1996, respectively. SIGCORP's net investment in leveraged leases at those dates was $11,339,000 and $12,185,000, respectively, as shown:

At December 31 (in thousands)                   1997           1996
Minimum lease payments receivable             $ 63,877       $ 65,363
Estimated residual value                        29,073         29,073
Less unearned income                            49,986         51,549
Investment in lease financing
receivables and loan                            42,964         42,887
Less deferred taxes arising from
 leveraged leases                               31,625         30,702
Net investment in leveraged leases            $ 11,339       $ 12,185

Note 5  Short-Term Financing

SIGCORP and SIGECO

SIGECO has trust demand note arrangements totaling $17,000,000 with several banks, of which $15,000,000 was utilized at December 31, 1997. Funds are also borrowed periodically from banks on a short-term basis, made available through lines of credit. SIGCORP has available lines of credit totaling $63,350,000 at December 31, 1997 of which $26,368,000 was utilized at that date; included in these amounts, SIGECO has available lines of credit totaling $29,000,000 at December 31, 1997 of which $16,643,000 was utilized at that date.

SIGCORP, Inc.
At December 31 (in thousands)           1997         1996        1995
Notes Payable
   Balance at year end               $  41,368    $  38,750   $  30,500
   Weighted average interest rate
   on year end balance                  6.21%        5.94%       6.09%
   Average daily amount outstanding
   during the year                   $  11,510    $  24,430   $  16,790
   Weighted average interest rate
   on average daily amount
   outstanding during the year          6.08%        5.74%       6.32%

Southern Indiana Gas and Electric Company
At December 31 (in thousands)           1997         1996        1995
Notes Payable
   Balance at year end               $  52,529    $  32,400   $  30,500
   Weighted average interest rate
   on year end balance                  6.31%        5.94%       6.09%
   Average daily amount outstanding
   during the year                   $  19,777    $  24,428   $  16,790
   Weighted average interest rate
   on average daily amount
   outstanding during the year          6.13%        5.74%       6.32%

Note 6  Long-Term Debt

SIGCORP and SIGECO

The annual sinking fund requirement of SIGECO's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 1998 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 1998 is excluded from current liabilities on the balance sheet. At December 31, 1997, $259,419,000 of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

Several of SIGCORP's partnership investments have been financed through obligations with such partnerships. Additionally, SIGCORP's investments in leveraged leases have been partially financed through notes payable to banks. Of the amount of first mortgage bonds, notes payable and partnership obligations outstanding at December 31, 1997, the following amounts mature in the five years subsequent to 1997:

                          SIGCORP         SIGECO
1998                      $14,539,000     $12,400,000
1999                       47,097,000      45,500,000
2000                       1,054,000       500,000
2001                       873,000         600,000
2002                       3,000,000       3,000,000

In addition, $31,500,000 of adjustable rate pollution control series first mortgage bonds could, at the election of the bondholder, be tendered to SIGECO in May 1998. If
SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional funds for payment to bondholders. For financial statement presentation purposes those bonds subject to tender in 1998 are shown as current liabilities.

First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term are as follows:

SIGCORP, Inc.
At December 31 (in thousands)                      1997          1996
First Mortgage Bonds due:
    1998, 6-3/8%                                $  -           $ 12,000
    1999, 6%                                       45,000        45,000
    2003, 5.60% Pollution Control Series A         3,945         4,640
    2008, 6.05% Pollution Control Series A         22,000        22,000
    2014, 7.25% Pollution Control Series A         22,500        22,500
    2016, 8-7/8%                                   25,000        25,000
    2023, 7.60%                                    45,000        45,000
    2025, 7-5/8%                                   20,000        20,000
    Adjustable Rate Pollution Control:
    2015, Series A, presently 4.60%                9,975         9,975
    Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                   22,800        22,800
    2028, Series A, presently 4.65%                22,200        22,200
Total first mortgage bonds                      $  238,420     $ 251,115
Notes Payable:
    Banks                                       $  -           $ 10,273
    Insurance Company, due 2012, 7.43%             35,000        -
    Tax Exempt, due 2003, 6.25%                    1,000         1,000
Total notes payable                             $  36,000      $ 11,273
Partnership Obligations, due 1999 through
 2003, without interest                         $  2,424       $ 4,563

Southern Indiana Gas and Electric Company
At December 31 (in thousands)                      1997          1996
First Mortgage Bonds due:
    1998, 6-3/8%                                $  -           $ 12,000
    1999, 6%                                       45,000        45,000
    2003, 5.60% Pollution Control Series A         3,945         4,640
    2008, 6.05% Pollution Control Series A         22,000        22,000
    2014, 7.25% Pollution Control Series A         22,500        22,500
    2016, 8-7/8%                                   25,000        25,000
    2023, 7.60%                                    45,000        45,000
    2025, 7-5/8%                                   20,000        20,000
    Adjustable Rate Pollution Control:
    2015, Series A, presently 4.60%                9,975         9,975
    Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                   22,800        22,800
    2028, Series A, presently 4.65%                22,200        22,200
Total first mortgage bonds                      $  238,420     $ 251,115
Notes Payable:
    Tax Exempt, due 2003, 6.25%                    1,000         1,000
Total notes payable                             $  1,000       $ 1,000

Note 7  Capital Stock

SIGCORP and SIGECO

COMMON STOCK Each outstanding share of SIGCORP's common stock contains a right which entitles registered holders to purchase from SIGCORP one-hundredth of a share of SIGCORP's common stock, at an initial price of $65 per share (Purchase Price) subject to adjustment. The rights will not be exercisable until a party acquires beneficial ownership of 10% of common shares or makes a tender offer for at least 10% of its common shares. The rights expire December 31, 2005. If not exercisable, the rights in whole may be redeemed by SIGCORP at a price of $.01 per right at any time prior to their expiration. If at any time after the rights become exercisable and are not redeemed and SIGCORP is involved in a merger or other business combination transaction, proper provision shall be made to entitle a holder of a right to buy common stock of the acquiring company having a value of two times such Purchase Price.

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

SIGECO has a common stock option plan for its key management employees. The option price for all stock options is at least 100% of the fair market value of SIGCORP common stock at the grant date. Options generally vest and become exercisable between one and three years in equal annual installments beginning one year after the grant date, and generally expire in 10 years. The expiration dates for options outstanding as of December 31, 1997, ranged from July 13, 2004 to July 14, 2007. Stock option activity for the past three years was as follows:

At December 31                           1997       1996       1995
Outstanding at beginning of year         327,901    282,478    230,499
Granted                                  139,348    46,173     54,342
Exercised                                (9,080)    (750)      (2,363)
Outstanding at end of year               458,169    327,901    282,478
Exercisable at end of year               318,821    226,044    113,132
Reserved for future grants at
 end of year                             279,638    418,986    465,159
Average Option Price  - Exercised        $18.42     $18.42     $18.42
                      - Outstanding
                        at end of year   $21.58     $19.43     $18.80

SIGCORP accounts for stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees."  Under Accounting Principles
Board Opinion No. 25, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123
"Accounting for Stock-based Compensation," net income would have been reduced to the following pro forma amounts:

SIGCORP, Inc.
At December 31                           1997       1996       1995
Net Income:
  As reported                            $46,140    $43,264    $44,819
  Pro forma                               45,998     43,175     44,778

Basic and Diluted Earnings Per Share:
  As reported                            $1.95      $1.83      $1.90
  Pro forma                               1.95       1.83       1.90

Southern Indiana Gas and Electric Company
At December 31                           1997       1996       1995
Net Income Applicable to Common Stock:
  As reported                            $44,266    $41,744    $44,819
  Pro forma                               44,124     41,655     44,778

The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twelve month periods ended December 31, 1997, 1996 and 1995: risk-free interest rate of 5.75%, 6.50% and 6.47%, respectively;
expected option term of five years; expected volatilities of 15.65%, 14.69% and 16.25%, respectively; and dividend rates of 4.46%, 4.96% and 5.52%, respectively.

EARNINGS PER SHARE The following table illustrates the basic and diluted earnings per share calculations.

SIGCORP, Inc.

At December 31(in thousands except for per share amounts)
         1997                    1996                      1995
                    Per                    Per                     Per
    Income   Shares Share   Income  Shares Share   Income   Shares Share
                    Amount                 Amount                  Amount
Basic EPS
  Income before  cumulative
  effect of accounting change

    $46,140  23,631 $1.95   $43,264 23,631 $1.83   $38,525  23,631 $1.63

   Accounting change
    -        -      -       -       -      -       6,294    23,631 0.27
    $46,140  23,631 $1.95   $43,264 23,631 $1.83   $44,819  23,631 $1.90

Diluted EPS
  Effect of dilutive securities
             56                     40                      21
    $46,140  23,687 $1.95   $43,264 23,671 $1.83   $44,819  23,652 $1.90

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined using the treasury stock method for dilutive stock options. The adoption of SFAS No. 128 had no impact on prior year reported earnings per share.

Options to purchase 139,348 shares of common stock at $26.44 per share were granted in July 1997, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

CUMULATIVE PREFERRED STOCK OF SIGECO The amount payable in the event of involuntary liquidation of each series of the $100 par value preferred stock is $100 per share, plus accrued dividends. This nonredeemable preferred stock is callable at the option of SIGECO as follows: the 4.8% Series at $110 per share, plus accrued dividends; and the 4.75% Series at $101 per share, plus accrued dividends.

CUMULATIVE REDEEMABLE PREFERRED STOCK OF SIGECO The Series has a dividend rate of 6.50% and is redeemable at $100 per share on December 1, 2002. In the event of involuntary liquidation of this series of $100 par value preferred stock, the amount payable is $100 per share, plus accrued dividends.

CUMULATIVE SPECIAL PREFERRED STOCK OF SIGECO The Cumulative Special Preferred Stock contains a provision which allows the stock to be tendered on any of its dividend payment dates. On March 8, 1995, SIGECO repurchased 913 shares of the Cumulative Special Preferred Stock at a cost of $91,300 as a result of a tender within the provision of the issuance.

Note 8  Ownership of Warrick Unit 4

SIGCORP and SIGECO

SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Aluminum Company of America, own the 270 MW Unit 4 at the Warrick Power Plant as tenants in common. SIGECO's share of the cost of this unit at December 31, 1997 is $31,728,000 with accumulated depreciation totaling $23,787,000. AGC and SIGECO also share equally in the cost of operation and output of the unit. SIGECO's share of operating costs is included in operating expenses in the Consolidated Statements of Income.

Note 9  Commitments and Contingencies

SIGCORP and SIGECO

SIGECO presently estimates that approximately $70,000,000 will be expended for construction purposes in 1998, including those amounts applicable to SIGECO's demand side management (DSM) programs. Commitments for the 1998 construction program are approximately $33,032,000 at December 31, 1997.

Note 10 Lease Obligations

SIGCORP

In 1995, SIMI sold its manufacturing facility and related equipment for $3,881,000 resulting in no gain or loss and concurrently entered into an agreement to lease the property back at $532,000 per year through 2010 under a noncancelable operating lease. In December 1997, Fuels entered operating
lease agreements for mining equipment.   The aggregate
future minimum rental payments required under the above leases are as follows:

Year Ended December 31 (in thousands)
           1998                                   $ 1,755
           1999                                     2,896
           2000                                     2,896
           2001                                     2,896
           2002                                     2,896
           Thereafter                               5,905
           Total lease payments                   $19,244

Total rental expense under all operating leases was $578,454, $558,282 and $238,671 for the years ended December
31, 1997, 1996 and 1995, respectively.

Note 11  Segments of Business

SIGCORP and SIGECO

The principal business segments of SIGCORP are the generation, transmission, distribution and sale of electric energy by SIGECO and the purchase, transportation, distribution and sale of natural gas by SIGECO and Energy.
Certain financial information relating to significant segments of business is presented below:

SIGCORP, Inc.
Year Ended December 31 (in thousands)   1997          1996       1995
Operating Information-
Operating revenues:
     Electric                         $ 272,545   $  276,479  $  275,495
     Gas                                157,230      97,697      63,203
     Total                              429,775      374,176     338,698
Operating expenses:
     Electric                           194,462      200,788     206,071
     Gas                                145,010      88,355      60,661
     Total                              339,472      289,143     266,732
Operating income:
     Electric                           78,083       75,691      69,424
     Gas                                12,220       9,342       2,542
     Total                            $ 90,303    $  85,033   $  71,966
Other Information-
Depreciation and amortization expense:
     Electric                         $ 36,217    $  35,018   $  35,802
     Gas                                3,979        3,599       3,500
     Total                            $ 40,196    $  38,617   $  39,302
Capital expenditures:
     Electric<F1>                     $ 55,735    $  34,836   $  44,465
     Gas                                12,687       9,099       9,675
     Total                            $ 68,422    $  43,935   $  54,140
Investment Information-
Identifiable assets<F2>:
     Electric                         $ 715,593   $  696,600  $  708,310
     Gas                                156,857      139,030     115,266
     Subtotal                           872,450      835,630     823,576
Other assets                            117,446      117,023     100,405
Total assets                          $ 989,896   $  952,653  $  923,981

<F1> Includes $2,340,000, $3,633,000 and $9,051,000 of demand side management program expenditures for 1997, 1996 and 1995, respectively.
<F2> Utility plant less accumulated provision for depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

Southern Indiana Gas and Electric Company
Year Ended December 31 (in thousands)   1997         1996        1995
Operating Information-
Operating revenues:
     Electric                         $ 272,545   $  276,479  $  275,495
     Gas                                85,561       96,251      63,203
     Total                              358,106      372,730     338,698
Operating expenses (including income taxes):
     Electric                           217,747      221,877     223,939
     Gas                                77,447       89,812      60,886
     Total                              295,194      311,689     284,825
Operating income:
     Electric                           54,798       54,602      51,556
     Gas                                8,114        6,439       2,317
     Total                            $ 62,912    $  61,041   $  53,873
Other Information-
Depreciation and amortization expense:
     Electric                         $ 36,217    $  35,018   $  35,802
     Gas                                3,974        3,599       3,500
     Total                            $ 40,191    $  38,617   $  39,302
Capital expenditures:
     Electric <F1>                    $ 55,735    $  34,836   $  44,465
     Gas                                12,687       9,099       9,675
     Total                            $ 68,422    $  43,935   $  54,140
Investment Information-
Identifiable assets <F2>:
     Electric                         $ 715,593   $  696,600  $  708,310
     Gas                                136,030      139,030     115,266
     Subtotal                           851,623      835,630     823,576
Other assets                            12,840       16,695      100,405
Total assets                          $ 864,463   $  852,325  $  923,9816

<F1> Includes $2,340,000, $3,633,000 and $9,051,000 of demand side management program expenditures for 1997, 1996 and 1995, respectively.
<F2> Utility plant less accumulated provision for depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

Note 12  Disclosures About Fair Value

SIGCORP and SIGECO

Except for the following financial instruments, fair value of SIGCORP's and SIGECO's financial instruments is equivalent to carrying value due to their short-term nature.

SIGCORP, Inc.
At December 31 (in thousands)    1997                1996
         Carrying             Estimated  Carrying    Estimated
         Amount               Fair Value  Amount     Fair Value
Long-Term Debt (including
current portion)              $  318,597 $  381,489  $  293,788  $ 335,771
Partnership Obligations
(including current portion)      4,563      6,163       6,839      8,231
Redeemable Preferred Stock
of Subsidiary                    7,500      8,091       7,500      7,367

Southern Indiana gas and Electric Company
At December 31 (in thousands)    1997                   1996
         Carrying EstimatedCarrying      Estimated
         Amount               Fair Value    Amount   Fair Value
Long-Term Debt (including
 current portion)             $  283,597 $  341,375  $  283,151  $ 324,325
Redeemable Preferred Stock       7,500      8,091       7,500      7,367

At December 31, 1997 and 1996, respectively, the fair value of SIGCORP's debt relating to utility operations exceeded carrying amounts by $58,000,000 and $41,000,000.
Anticipated regulatory treatment of the excess or deficiency of fair value over carrying amounts of SIGECO's long-term debt, if in fact settled at amounts approximating those above, would dictate that these amounts be used to reduce or increase SIGECO's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on SIGECO's financial position or results of operations.

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

Note 13  Disclosures about Market Risk

SIGCORP

COMMODITY PRICE RISK Prices of natural gas are subject to fluctuations resulting from changes in supply and demand.
To reduce price risk caused by these market fluctuations, Energy has established a policy to back all fixed price sales transactions longer than one month with similar purchase obligations. Since some sales obligations consist of variable volumes (end user sales), Energy targets planned consumption and purchases this amount and adds additional margin to these sales to cover the additional risk.

At December 31 (in thousands)            1997
                                         Carrying
                                         Amount         Fair Value
Commodity Position
   Inventory                             $  862      $  723
   Fixed-price obligations to
   purchase gas                             -           5,575
   Fixed-price obligations
   to sell gas                              -           5,428

Selected Quarterly Financial Data (Unaudited)

SIGCORP, Inc.

Quarter Ended
   March 31, June 30,   September 30,    December 31,
   1997     1996      1997      1996     1997     1996    1997    1996
(in thousands except for per share amounts)
Operating Revenues
   $107,572 $117,154 $85,609  $92,022  $108,795  $99,247 $131,261 $96,315
Operating Income
   $23,443  $23,174  $13,497  $17,554  $34,627   $29,336 $14,015   $12,653
Net Income
   $13,113  $13,272  $6,263   $8,837   $19,947   $15,948 $6,817   $5,207
Basic Earnings Per Share
   $0.55    $0.56    $0.27    $0.37    $0.84     $0.67   $  0.29  $0.22
Diluted Earnings Per Share
   $0.55    $  0.56  $0.26    $0.37    $0.84     $0.67   $0.29    $0.22
Average Common Shares Outstanding
   23,631   23,631   23,631   23,631   23,631    23,631  23,631   23,631

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
Quarter Ended
   March 31,         June 30,          September 30,     December 31,
   1997     1996     1997     1996     1997      1996    1997     1996
(in thousands)
Operating Revenues
   $98,733  $106,476 $75,399  $83,426  $93,357   $91,095 $90,617  $91,733
Operating Income
   $17,049  $16,330  $11,461  $13,256  $23,723   $20,517 $10,679  $10,938
Net Income
   $12,712  $12,402  $6,617   $8,031   $19,040   $15,368 $5,897   $ 5,943
Average Common Shares Outstanding
   23,631   23,631   23,631   23,631   23,631    23,631  23,631   23,631

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

Item 9.      DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

       None

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANTS

      (a) Identification of Directors

          The information required by this item is included in SIGCORP, Inc.'s and Southern Indiana Gas and
        Electric Company's Joint Proxy Statement (the Joint
        Proxy Statement), dated March 23, 1998 definitive copies of which were filed with the Commission pursuant to Regulation 14A.

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

                          PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) 1 and 2) The financial statements, including supporting schedule, are listed in the Index to Financial Statements, page 26, filed as part of this report.
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

     EX-10.22** Summary description of Southern Indiana Gas and Electric Company's Corporate Performance Incentive Plan as amended for the plan year beginning January 1, 1997.
(Physically filed and designated in the SIGCORP, Inc. and Southern Indiana Gas and Electric Company's Joint Proxy
Statement dated March 23, 1998, File No. 1-11603 and File
No. 1-3553, under "Compensation Committee Report On
Executive Compensation", page 9.)

     EX-10.23** Agreement dated September 1, 1997 between
Southern Indiana Gas and Electric Company and Andrew E.
Goebel regarding continuation of employment, which supercedes such agreement dated July 22, 1986. (Physically filed herewith as Exhibit 10.23.)

     EX-10.24** Agreement dated September 1, 1997 between Southern Indiana Gas and Electric Company and J. Gordon Hurst regarding continuation of employment, which supercedes such agreement dated February 22, 1989. (Physically filed herewith as Exhibit 10.24.)

     EX-10.25** Agreement dated January 10, 1997 between
Ronald G. Jochum and Southern Indiana Gas and Electric
Company regarding continuation of employment. (Physically filed herewith as Exhibit 10.25.)

     EX-10.26** Agreement dated January 10, 1997 between
Southern Indiana Gas and Electric Company and Ronald G.
Reherman regarding continuation of employment, which supercedes such agreement dated May 6, 1991. (Physically filed herewith as Exhibit 10.26.)

     ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item
601 of Regulation S-K.

     EX-10.27** Agreement dated April 16, 1997 between
Southern Indiana Gas and Electric Company and Ronald G.
Reherman regarding supplemental pension and disability benefits, which supercedes such agreement dated February 1, 1995. (Physically filed herewith as Exhibit 10.27.)

     EX-10.28** Agreement dated January 10, 1997 between
Southern Indiana Gas and Electric Company and Jeffrey L.
Davis regarding continuation of employment. (Physically filed herewith as Exhibit 10.28.)

     EX-10.29** Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997. (Physically filed herewith as Exhibit 10.29.)

     ** Filed pursuant to paragraph (b)(10)(iii)(A) of Item
601 of Regulation S-K.

     SIGECO
     EX-12  Computation of Ratio of Earnings to Fixed
Charges

     SIGCORP
     EX-21  Subsidiaries of the Registrant

     SIGCORP and SIGECO
     EX-24  Power of Attorney

     SIGCORP and SIGECO
     EX-27  Financial Data Schedule

(b)  Reports on Form 8-K

       No Form 8-K reports were filed by SIGCORP or SIGECO during the fourth quarter of 1997.

SCHEDULE II

SIGCORP, Inc.
and
Southern Indiana Gas And Electric Company

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A            Column B        Column C        Column D     Column E
                                    Additions
                    Balance    Charged   Charged    Deductions   Balance
                    Beginning  to        to Other   from Re-     End of
Description         of Year    Expenses   Accounts  serves, Net   Year
                               (in thousands)
VALUATION AND QUALIFYING
  ACCOUNTS:

Year 1997 - Accumulated
provision for
uncollectible
accounts            $215       $1,517    $-         $1,404       $328

Year 1996 - Accumulated
provision for
uncollectible
accounts            $138       $910      $-         $833         $215

Year 1995 - Accumulated
provision for
uncollectible
accounts            $231       $581      $-         $675         $138

OTHER RESERVES:
Year 1997 - Reserve for
injuries and
damages             $1,737     $(253)    $356       $793         $1,047

Year 1996 - Reserve for
injuries and
 damages            $1,541     $968      $221<F1>   $993         $1,737

Year 1995 - Reserve for
injuries and
damages             $1,692     $712      $155<F1>   $1,018       $1,541

<F1> Charged to construction accounts

                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998     SIGCORP, Inc.
                          By R. G. Reherman, Chairman,
                          President and Chief Executive
                          Officer

                    BY     R. G. Reherman
                         R. G. Reherman

                    SOUTHERN INDIANA GAS AND
                     ELECTRIC COMPANY
                    By R. G. Reherman, Chairman

                    BY     R. G. Reherman
                        R. G. Reherman

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures              Title                           Date

R. G. Reherman          Chairman, President and Chief
                        Executive Officer
                        of SIGCORP, Inc.
                        (Principal Executive Officer)
                        Chairman of Southern Indiana
                        Gas and Electric Company        March 27, 1998

A. E. Goebel*           Executive Vice President of
                        SIGCORP, Inc. President and
                        Chief Executive Officer
                        of Southern Indiana Gas and
                        Electric Company
                        (Principal Executive Officer)   March 27, 1998

T. L. Burke*            Secretary and Treasurer of
                        SIGCORP, Inc. and
                        Southern Indiana Gas and
                        Electric Company
                        (Principal Financial Officer)   March 27, 1998

S. M. Kerney*           Controller of SIGCORP, Inc. and
                        Southern Indiana Gas and
                        Electric Company
                        (Principal Accounting Officer)  March 27, 1998

John M. Dunn*           )
                        )
John D. Engelbrecht*    )
                        )
Robert L. Koch II*      )
                        )
Donald A. Rausch*       )   Directors of SIGCORP, Inc.
                        )   and Southern Indiana      March 27, 1998
                        )   Gas and Electric
Richard W. Shymanski*   )   Company
                    )
Donald E. Smith*    )
                    )
James S. Vinson*    )
                    )

*By
  (R. G. Reherman, Attorney-in-fact)





SIGECO
10-K


EXHIBIT INDEX

                                             Sequential
                                             Page Number

Exhibits incorporated by
 reference are found on                      62 - 65
EX-10.23  Contracts                          71 - 87
     .24  Contracts                          88 - 104
     .25  Contracts                          105 - 121
     .26  Contracts                          122 - 138
     .27  Contracts                          139 - 147
     .28  Contracts                          148 - 164
     .29  Contracts                          165 - 183

EX-12     Computation of Ratio of Earnings
           to Fixed Charges                  67

EX-24     Power-of-Attorney                  184 - 185

EX-27     Financial Data Schedule            186