Form 10-Q/A
period 1998-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1998-05-18
CIK 92195

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

6.       Comprehensive Income

 Effective January 1, 1998, SIGCORP adopted Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive
Income", which requires expanded disclosures regarding financial results.
 The following table is presented to comply with this new standard:

                                             Three Months Ended
                                              March 31, 1998        March 31, 1997
                                                  (in thousands)
Net Income                                   $ 16,426               $ 13,113
Unrealized gains or losses on
marketable securities                               -                    -
Comprensive income                           $ 16,426               $ 13,113