Form 10-Q
period 1998-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1998-08-17
CIK 92195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        Form 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT of 1934
        For the quarterly period ended June 30, 1998

                             OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to
         _____________

  Commission   Registrant; State of Incorporation;   IRS Employer
  File Number  Address; and Telephone Number         Identification No.
  1-11603           SIGCORP, Inc.                      35-1940620
                    (An Indiana Corporation)
                    20 N. W. Fourth Street
                    Evansville, Indiana 47741-0001
                    (812) 465-5300

  1-3553            Southern Indiana Gas and           35-0672570
                     Electric Company
                    (An Indiana Corporation)
                    20 N. W. Fourth Street
                    Evansville, Indiana 47741-0001
                    (812) 465-5300

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past
90 days.

Yes  X . No ___   .

Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date:

SIGCORP, Inc.:
       Common stock, no par value, 23,630,568 shares outstanding at June 30, 1998

Southern Indiana Gas and Electric Company:
       Common stock, no par value, 15,754,826 shares outstanding and held by SIGCORP, Inc. at June 30, 1998



                              SIGCORP, Inc.
                                   AND
                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                            TABLE OF CONTENTS
                                                                Page No.
PART I. FINANCIAL INFORMATION:
        Item 1:   Financial Statements
                  SIGCORP, Inc.
                  Consolidated Statements of Income                 2
                  Consolidated Statements of Cash Flows             3
                  Consolidated Balance Sheets                      4-5
                  Consolidated Statements of Capitalization         6
                  Consolidated Statements of Retained Earnings      7

        SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                  Statements of Income                              8
                  Statements of Cash Flows                          9
                  Balance Sheets                                   10-11
                  Statements of Capitalization                      12
                  Statements of Retained Earnings                   13

    NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.
    AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY                  14-15

        Item 2:   Management's Discussion and Analysis of Results
                  of Operations and Financial Condition            16-21

        SIGCORP, Inc. AND SOUTHERN INDIANA GAS
         AND ELECTRIC COMPANY

Part II.    OTHER INFORMATION
        Item 4:   Submission of Matters to a Vote of
                   Security Holders                                 22
        Item 5:   Other information                                 22
        Item 6:   Exhibits and Reports on Form 8-K                  22

    Signatures                                                      23


                               SIGCORP, Inc.
                    CONSOLIDATED  STATEMENTS OF INCOME
                                (Unaudited)

                               Three Months Ended   Six Months Ended
                               June 30,             June 30,
                               1998       1997      1998       1997
      (in thousands except per share amounts)
OPERATING REVENUES:
  Electric utility             $ 77,526   $62,222   $142,753   $127,099
  Gas utility                    10,295    13,177     40,213     47,033
  Energy services and other      45,484    10,209     91,410     19,048
    Total operating revenues    133,305    85,608    274,376    193,180

OPERATING EXPENSES:

  Fuel for electric
  generation                     17,563    15,028     32,470     29,751
  Purchased electric energy       5,720     3,111      7,406      5,040
  Cost of gas sold                5,384     6,270     25,642     31,271
  Cost of energy services
  and other                      43,809    10,242     89,028     18,589
  Other operation expenses       18,765    16,293     34,128     30,728
  Maintenance                    11,401     7,766     16,866     14,028
  Depreciation and
  amortization                   10,673    10,078     21,374     20,157
  Property and other taxes        3,367     3,301      6,959      6,676
    Total operating expenses    116,682    72,089    233,873    156,240

OPERATING INCOME                 16,623    13,519     40,503     36,940

INTEREST AND OTHER CHARGES:
  Interest on long-term debt      4,958     4,515     10,418      9,027
  Interest expense on
   short-term debt                  951       882      1,254      1,581
  Amortization of premium, discount
   and expense on debt              169       168        337        336
  Allowance for funds used
  during construction              (379)     (272)      (717)      (472)
  Preferred dividend
  requirements of subsidiary        274       274        548        548
  Interest income                (2,016)     (901)    (2,952)    (1,597)
  Other, net                       (496)      169     (5,163)      (994)
    Total interest and
     other charges                3,461     4,835      3,725      8,429

INCOME BEFORE INCOME TAXES       13,162     8,684     36,778     28,511

Federal and state income
 taxes                            4,155     2,421     11,345      9,134

NET INCOME                     $  9,007   $ 6,263   $ 25,433   $ 19,377

AVERAGE COMMON SHARES
 OUTSTANDING                     23,631    23,631     23,631     23,631

BASIC EARNINGS PER SHARE
 OF COMMON STOCK                 $0.38      $0.27     $1.08      $0.82

DILUTED EARNINGS PER
 SHARE OF COMMON STOCK           $0.38      $0.26     $1.07      $0.82

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     Six Months Ended
                                                     June  30,
                                                     1998      1997
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $25,433   $19,377
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                     21,374    20,058
    Preferred dividend requirements of subsidiary        548       548
    Deferred income taxes and investment
    tax credits, net                                  (7,487)   (1,279)
    Allowance for other funds used
    during construction                                    8      (261)
    Change in assets and liabilities:
      Receivables, net (including accrued
      unbilled revenues)                               5,850    20,877
      Inventories                                     (4,702)    2,962
      Accounts payable                                (8,582)  (10,051)
      Accrued taxes                                    2,414    (2,900)
      Refunds from gas suppliers                        (364)     (351)
      Refunds to customers                               (95)    2,848
      Other assets and liabilities                    13,584     1,130
    Net cash provided by operating activities         47,981    52,958

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)              (24,170)  (19,845)
  Demand side management program expenditures           (484)   (1,270)
  Sale of leveraged lease investment                   7,249       160
  Purchases of investments                            (1,860)     (323)
  Sale of investments                                     80         -
  Investments in partnerships                            148       648
  Change in nonutility property                        1,487    (1,891)
  Other                                                2,011       187
    Net cash used in investing activities            (15,539)  (22,334)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                     (14,845)  (15,491)
  Change in environmental improvement
  funds held by trustee                                  (95)     (139)
  Payments on partnership obligations                 (2,139)   (2,277)
  Change in long-term notes payable                   (6,863)  (12,673)
  Other                                                  268     1,216
    Net cash used in financing activities            (23,674)  (29,364)

NET INCREASE IN CASH  AND CASH EQUIVALENTS             8,768     1,260

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  5,827     9,192

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $14,595   $10,452

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             June 30,       December 31,
                                             1998           1997
                                             (in thousands)
ASSETS
UTILITY PLANT, at original cost:
  Electric                                   $1,101,905     $1,091,349
  Gas                                           143,338        141,646
                                              1,245,243      1,232,995
  Less accumulated provision
  for depreciation                              577,425        557,631
                                                667,818        675,364
  Construction work in progress                  42,816         32,241
    Net utility plant                           710,634        707,605

OTHER INVESTMENTS AND PROPERTY:
  Investments in leveraged leases                35,715         42,964
  Investments in partnerships and
  limited liability corporations                 18,473         19,076
  Environmental improvement funds
  held by trustee                                 4,197          4,102
  Notes receivable                               17,425         21,404
  Nonutility property and other                  17,115         14,624
    Total other investments and property         92,925        102,170

CURRENT ASSETS:
  Cash and cash equivalents                      14,595          5,827
  Temporary investments, at market                  733            749
  Receivables, less allowance of $2,430
  and $328, respectively                         50,603         52,496
  Accrued unbilled revenues                      18,362         22,320
  Inventories                                    38,157         32,930
  Current regulatory assets                       9,234         11,749
  Other current assets                            1,227          3,250
    Total current assets                        132,911        129,321

OTHER ASSETS:
  Unamortized premium on reacquired debt          4,465          4,704
  Postretirement benefits other than
  pensions                                        2,124          3,263
  Demand side management programs                24,649         24,467
  Allowance inventory                             2,093          2,093
  Deferred charges                               17,245         16,273
    Total other assets                           50,576         50,800

TOTAL                                        $  987,046     $  989,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             SIGCORP, Inc.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             June 30,       December 31,
                                             1998           1997
                                             (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                 $ 78,258       $ 78,258
Retained Earnings                             281,970        270,828
   Total common shareholders' equity          360,228        349,086
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                           11,090         11,090
Cumulative Redeemable Preferred Stock
 of Subsidiary                                  7,500          7,500
Cumulative Special Preferred Stock
 of Subsidiary                                    924            924
Long-Term Debt, net of current maturities     252,046        273,707
Long-Term Partnership Obligations,
 net of current maturities                      1,038          2,424
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
   Statements of Capitalization)              632,826        644,731

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds
 Subject to Tender                             53,700         31,500
Current Maturities of Long-Term Debt,
 Interim Financing and Long-Term
 Partnership Obligations:
   Maturing long-term debt                     12,400         12,695
   Notes payable                               34,284         41,368
   Partnership obligations                      1,386          2,139
    Total current maturities of
    long-term debt, interim financing
    and long-term partnership obligations      48,070         56,202

Other Current Liabilities:
   Accounts payable                            39,159         47,741
   Dividends payable                              123            123
   Accrued taxes                                8,282          5,868
   Accrued interest                             5,360          5,216
   Refunds to customers                           696          1,155
   Other accrued liabilities                   24,759         17,866
     Total other current liabilities           78,379         77,969
     Total current liabilities                180,149        165,671

OTHER LIABILITIES:
   Accumulated deferred income taxes          139,454        146,218
   Accumulated deferred investment tax
    credits, being amortized over
    lives of property                          19,526         20,249
   Postretirement benefits other
    than pensions                              13,371         11,271
   Other                                        1,720          1,756
    Total other liabilities                   174,071        179,494

TOTAL                                        $987,046       $989,896

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
                CONSOLIDATED  STATEMENTS OF CAPITALIZATION
                                (Unaudited)

                                                June 30,     December 31,
                                                1998         1997
                                                (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 23,630,568 shares     $ 78,258     $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock     281,970      270,828
  Total common shareholders' equity              360,228      349,086

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
 800,000 shares issuable, in series:
Nonredeemable
  4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                       8,590        8,590
  4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                       2,500        2,500
    Total nonredeemable preferred
    stock of subsidiary                           11,090       11,090
Redeemable
  6.50% Series, outstanding 75,000 shares
  redeemable at $100 per share
  December 1, 2002                                 7,500        7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000 shares,
issuable in series: 8-1/2% series, outstanding 9,237
shares, redeemable at $100 per share                 924          924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                             216,515      238,420
Notes payable                                     36,221       36,000
Unamortized debt premium and discount, net          (690)        (713)
  Total long-term debt                           252,046      273,707

LONG-TERM PARTNERSHIP OBLIGATIONS,
 NET OF CURRENT MATURITIES                         1,038        2,424

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE
     2025, Series A, presently 3.65%              31,500       31,500
     2030, Series C, presently 3.70%              22,200            -
                                                  53,700       31,500

TOTAL CAPITALIZATION, including bonds
 subject to tender                              $686,526     $676,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               SIGCORP, Inc.
               CONSOLIDATED  STATEMENTS OF RETAINED EARNINGS
                                (Unaudited)

                                                Six Months Ended
                                                June 30,
                                                1998         1997
                                                (in thousands)

Balance Beginning of Period                     $270,828     $252,626
Net Income                                        25,433       19,377
                                                 296,261      272,003
Common Stock Dividends ($0.605 per share
 in 1998 and $0.590 per share in 1997)            14,291       13,989
Balance End of Period (See Consolidated
 Statements of Capitalization for
 restriction)                                   $281,970     $258,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY, INC.
                    CONSOLIDATED  STATEMENTS OF INCOME
                                (Unaudited)

                                  Three Months Ended  Six Months Ended
                                  June 30,  June 30,
                                  1998      1997      1998      1997
      (in thousands except per share amounts)
OPERATING REVENUES:
  Electric utility                $77,526   $62,222   $142,753  $127,099
  Gas utility                      10,295    13,177     40,213    47,033
   Total operating revenues        87,821    75,399    182,966   174,132
OPERATING EXPENSES:
  Fuel for electric generation     18,103    15,028     33,897    29,751
  Purchased electric energy         5,720     3,110      7,406     5,039
  Cost of gas sold                  5,384     6,270     25,642    31,272
  Other operation expenses         16,287    14,797     30,097    28,046
  Maintenance                      11,371     7,719     16,780    13,943
  Depreciation and amortization    10,632     10,029    21,264    20,058
  Federal and state income taxes    4,528      3,819    12,168    11,035
  Property and other taxes          3,278     3,166      6,775     6,478
    Total operating expenses       75,303    63,938    154,029   145,622
OPERATING INCOME                   12,518    11,461     28,937    28,510
OTHER INCOME:
  Allowance for funds used
  during construction                  (3)      160        (8)       261
  Interest                             94       115        161       248
  Other, net                         (106)      (23)     1,493       643
    Total other income                (15)      252      1,646     1,152
INCOME BEFORE INTEREST
 AND OTHER CHARGES                 12,503    11,713     30,583    29,662
INTEREST AND OTHER CHARGES:
  Interest on long-term debt        4,320     4,515      9,126     9,027
  Amortization of premium, discount
   and expense on debt                169       168        337       336
  Other interest                      537       251        949       635
  Allowance for borrowed funds
  used during construction           (382)     (112)     (725)      (212)
   Total interest and
   other charges                    4,644     4,822      9,687     9,786
NET INCOME                          7,859     6,891     20,896    19,876
  Preferred dividend                  274       274        548       548
EARNINGS APPLICABLE TO
 COMMON STOCK                     $ 7,585   $ 6,617   $ 20,348  $ 19,328

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    Six Months Ended
                                                    June 30,
                                                    1998       1997
                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $20,896    $19,876
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                    21,264     20,058
    Deferred income taxes and investment
    tax credits, net                                   (981)    (1,478)
    Allowance for other funds used
    during construction                                   8       (261)
    Change in assets and liabilities:
      Receivables, net (including accrued
      unbilled revenues)                              7,037     20,237
      Inventories                                    (3,832)     2,981
      Accounts payable                               (7,087)   (10,062)
      Accrued taxes                                  (2,035)    (3,169)
      Refunds from gas suppliers                       (297)      (351)
      Refunds to customers                             (163)     2,848
      Other assets and liabilities                   12,038      2,753
    Net cash provided by operating activities        46,848     53,432

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of allowance for
  other funds used during construction)             (24,170)   (19,845)
  Demand side management program expenditures          (152)    (1,270)
  Change in nonutility property                         (10)         1
  Other                                                (131)      (188)
    Net cash used in investing activities           (24,463)   (21,302)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                    (14,845)   (15,491)
  Change in environmental improvement
  funds held by trustee                                 (95)      (139)
  Change in long-term notes payable                  (8,715)   (16,368)
  Other                                                 262        263
    Net cash used in financing activities           (23,393)   (31,735)

NET INCREASE IN CASH AND CASH EQUIVALENTS            (1,008)       395

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 1,114      3,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   106    $ 3,522

The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                                (Unaudited)

                                                 June 30,     December 31,
                                                 1998         1997
                                                 (in thousands)
ASSETS
UTILITY PLANT, at original cost:
   Electric                                      $1,101,905   $1,091,349
   Gas                                              143,338      141,646
                                                  1,245,243    1,232,995
   Less accumulated provision for depreciation      577,425      557,631
                                                    667,818      675,364
   Construction work in progress                     42,816       32,241
     Net utility plant                              710,634      707,605
OTHER INVESTMENTS AND PROPERTY:
   Environmental improvement funds
   held by trustee                                    4,197        4,102
   Nonutility property and other                      1,562        1,552
     Total other investments and property             5,759        5,654
CURRENT ASSETS:
   Cash and cash equivalents                            106        1,114
   Receivables, less allowance of $2,386
   and $328, respectively                            29,127       32,281
   Notes Receivable                                      75            -
   Accrued unbilled revenues                         18,362       22,320
   Inventories                                       36,336       32,504
   Current regulatory assets                          9,234       11,749
   Other current assets                               1,057        1,443
    Total current assets                             94,297      101,411
OTHER ASSETS:
   Unamortized premium on reacquired debt             4,465        4,704
   Postretirement benefits other than pensions        2,124        3,263
   Demand side management program                    24,649       24,467
   Allowance inventory                                2,093        2,093
   Deferred charges                                  15,827       15,266
    Total other assets                               49,158       49,793
TOTAL                                            $  859,848   $  864,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                                (Unaudited)
                                                 June 30,     December 31,
                                                 1998         1997
                                                 (in thousands)
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                     $ 78,258     $ 78,258
Retained Earnings                                 234,621      228,570
  Total common shareholders' equity               312,879      306,828
Cumulative Nonredeemable Preferred
 Stock of Subsidiary                               11,090       11,090
Cumulative Redeemable Preferred
 Stock of Subsidiary                                7,500        7,500
Cumulative Special Preferred Stock
 of Subsidiary                                        924          924
Long-Term Debt, net of current maturities         216,825      238,707
  Total capitalization, excluding bonds
  subject to tender (see Consolidated
  Statements of Capitalization)                   549,218      565,049
CURRENT LIABILITIES:
Current Portion of Adjustable Rate
 Bonds Subject to Tender                           53,700       31,500
Current Maturities of Long-Term Debt
 and Interim Financing:
   Maturing long-term debt                         12,400       12,695
   Notes payable                                   21,738       31,643
   Notes payable to Associated Company             22,076       20,886
    Total current maturities of long-term
    debt and interim financing                     56,214       65,224
Other Current Liabilities:
   Accounts payable                                19,979       27,066
   Dividends payable                                  123          123
   Accrued taxes                                    3,890        5,925
   Accrued interest                                 4,930        4,635
   Refunds to customers                               695        1,155
   Other accrued liabilities                       22,247       16,018
     Total other current liabilities               51,864       54,922
     Total current liabilities                    161,778      151,646
OTHER LIABILITIES:
   Accumulated deferred income taxes              114,235      114,493
   Accumulated deferred investment tax credits,
   being amortized over lives of property          19,526       20,249
   Postretirement benefits other than pensions     13,371       11,271
   Other                                            1,720        1,755
     Other liabilities                            148,852      147,768

TOTAL                                            $859,848     $864,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       STATEMENTS OF CAPITALIZATION
                                (Unaudited)
                                                 June 30,     December 31,
                                                 1998         1997
                                                 (in thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock, without par value, authorized
50,000,000 shares, issued 15,754,826 shares      $ 78,258     $ 78,258
Retained earnings, $2,194,121 restricted as
to payment of cash dividends on common stock      234,621      228,570
   Total common shareholders' equity              312,879      306,828

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
 800,000 shares issuable, in series:
Nonredeemable
  4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                        8,590        8,590
  4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                        2,500        2,500
    Total nonredeemable preferred
    stock of subsidiary                            11,090       11,090
Redeemable
  6.50% Series, outstanding 75,000 shares
  redeemable at $100 per share
  December 1, 2002                                  7,500        7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized
 5,000,000 shares, issuable in series:
 8-1/2% series, outstanding 9,237
 shares, redeemable at $100 per share                 924          924

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                              216,515      238,420
Notes payable                                       1,000        1,000
Unamortized debt premium and discount, net           (690)        (713)
  Total long-term debt                            216,825      238,707

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION CONTROL
  BONDS SUBJECT TO TENDER, DUE
    2025, Series A, presently 3.65%                31,500       31,500
    2030, Series C, presently 3.70%                22,200            -
                                                   53,700       31,500
TOTAL CAPITALIZATION, including bonds
 subject to tender                               $602,918     $596,549

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                      STATEMENTS OF RETAINED EARNINGS
                                (Unaudited)

                                                 Six Months Ended
                                                 June 30,
                                                 1998         1997
                                                 (in thousands)
Balance Beginning of Period                      $228,570     $213,688
Net Income                                         20,896       19,877
                                                  249,466      233,565
Preferred Stock Dividends                             548          548
Common Stock Dividends                             14,297       14,942
                                                   14,845       15,490
Balance End of Period (See Consolidated
  Statements of Capitalization
  for restriction)                               $234,621     $218,075

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SIGCORP, Inc.
AND
SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization

     SIGCORP, Inc. (SIGCORP) is a holding company incorporated October 19, 1994 under the laws of the state of Indiana. SIGCORP has ten wholly-owned subsidiaries:
Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility which accounts for over 80% of SIGCORP's net income for the six months ended June 30, 1998, and nine nonregulated subsidiaries.

2.   General

     It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in SIGCORP's and SIGECO's 1997 Annual Report or Form 10-K.
     The consolidated statements include the accounts of SIGCORP, Inc. and its wholly-owned subsidiaries: Southern
Indiana Gas and Electric Company (SIGECO), Southern
Indiana Properties, Inc. (SIPI), Energy Systems Group,
Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI),
ComSource, Inc. (ComSource), SIGCORP Energy Services,
Inc. (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP
Communications, Inc. (Communications), SIGCORP Fuels,
Inc. (Fuels) and SIGECO Advanced Communications, Inc.
(Advanced Communications) and include all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and results of operations. Because of seasonal and other factors, the earnings for the six months ending June 30, 1998 should not be taken as an indication for all or any part of the balance of 1998.

3.   Cash Flow Information

     For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, SIGCORP and
SIGECO consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.
     SIGCORP, for the six months ended June 30, 1998 and 1997, paid interest (net of amounts capitalized) of $10,803,000 and $9,870,000, respectively, and income taxes of $16,462,000 and $10,148,000, respectively.
Additionally, SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $2,424,000 and $4,563,000 at June 30, 1998 and  December 31, 1997, respectively.
     SIGECO, for the six months ended June 30, 1998 and 1997, paid interest (net of amounts capitalized) of $9,054,000 and $9,458,000, respectively, and income taxes of $14,795,000 and $10,145,000, respectively.

4.   Long-Term Debt

  On March 25, 1998, SIGECO refunded the following four tax-exempt bond issues:

  *  1985 Series B Adjustable Rate Pollution Control
 Bonds, $31,500,000, presently at a 4.05% interest rate, due 2015
  *  1973 Series A Fixed Rate Pollution Control Bonds,
 $4,640,000, at a 5.6% interest rate, due 2003
  *  1978 Series A Fixed Rate Pollution Control Bonds,
 $22,000,000, at a 6.05% interest rate, due 2008
  *  1983 Series A Adjustable Rate Pollution control
 Bonds, $22,200,000, presently at a 4.65% interest rate, due 2028


  The above issues were refunded with the following bond issues:

  *  1998 Series A Adjustable Rate Pollution Control
 Bonds, $31,500,000, presently at a 3.65% interest rate, due 2025
  *  1998 Series B Fixed Rate Pollution Control Bonds,
 $4,640,000,  presently at a 4.4% interest rate, due 2020
  *  1998 Series B Fixed Rate Pollution Control Bonds,
 $22,000,000, presently at a 4.4% interest rate, due 2030
  *  1998 Series C Adjustable Rate Pollution Control
 Bonds, $22,200,000, presently at a 3.7% interest rate due 2030

     The interest rates on the 1998 Series A and C
Adjustable Rate Pollution Control Bonds are fixed through
February 28, 1999.  The interest rates on the Series B
Fixed Rate Pollution Control Bonds are fixed through
February 28, 2003.  The Series A and C Adjustable Rate
Pollution Control Bonds are subject to tender on March 1, 1999 and accordingly, are presented as current liabilities on the financial statements. The Series B
Fixed Rate Pollution Control Bonds are subject to tender
March 1, 2003.
     In January 1998, SIGECO borrowed $20 million under a floating rate long term bank note, due April 1, 1999, and refunded an equal amount of short-term bank notes. The interest rate, presently 6.3% will be reset every 90 days based upon the 90-day LIBOR plus 62.5 basis points.

5.   Earnings Per Share

     The following table illustrates the basic and diluted earnings per share calculations:

                     Six Months Ended         Six Months Ended
                     June 30, 1998            June 30, 1997
                                      Per                      Per
                     Net              Share   Net              Share
                     Income   Shares  Amount  Income   Shares  Amount
                     (in thousands except for per share amounts)
Basic EPS            $25,433  23,631  $1.08   $19,377  23,631  $0.82
 Effect of dilutive
 securities                      103                       48
 Diluted EPS         $25,433  23,734  $1.07   $19,377  23,679  $0.82

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

6. Comprehensive Income

    Effective January 1, 1998, SIGCORP adopted Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income", which requires expanded disclosures regarding financial results.
    The following table is presented to comply with this new standard:

    Six Months Ended
                                        June 30, 1998   June 30, 1997
                                        (in thousands)
Net Income                              $25,433         $19,377
Unrealized gains or losses on
 marketable securities                        -               -

Comprehensive income                    $25,433         $19,377

                       SIGCORP, Inc.
                            AND
         SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The consolidated financial statements of SIGCORP, Inc.
(SIGCORP), an investor-owned holding company, include
SIGCORP's principal subsidiary, Southern Indiana Gas and
Electric Company (SIGECO), a regulated gas and electric utility, and nine nonregulated subsidiaries. The following discussion and analysis includes those factors which have, or may, materially affect the results of operations and financial condition of SIGCORP and its subsidiaries.

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


RESULTS OF OPERATIONS

Basic earnings per share were $.38 and $1.08, respectively, for the three month and six month periods ending June 30, 1998 compared to basic earnings of $.27 and $.82 per share, respectively, for the second quarter and first six months of 1997. The factors effecting the increases in earnings follow:

                                             Qtr       6 Mos
Period ended June 30, 1997                   $.27      $.82
Weather                                       .11       .07
Electric sales to other utilities
 and power marketers                          .07       .10
Utility O&M expense <F1>                     (.13)     (.13)
Nonregulated gas energy services
 and nonutility operations                    .07       .21
Other                                        (.01)      .01
Period ended June 30, 1998                   $.38      $1.08

<F1> Includes $.05 per share provision for uncollectible
Federal Energy revenues

REVENUES Second quarter electric revenues rose $15.3 million, or 25%, due primarily to an increase in electric sales, a more favorable electric sales mix and higher unit prices for power sales to other utilities and power marketers. Much warmer temperatures, registering 23% warmer than normal and 92% warmer than a year ago (in terms of cooling degree days), were the primary reason for a 29% rise in residential electric sales during the second quarter. Combined with a 15% increase in sales to other utilities and power marketers and greater sales to commercial and industrial customers, up 10% and 5% respectively, total electric sales rose 11% compared to a year ago. The warmer weather also drove wholesale market power prices substantially higher, increasing average wholesale unit sales margins 78%. SIGECO aggressively markets electric power to other utilities and many power marketers in the evolving deregulated wholesale power market. These sales have contributed significantly to SIGCORP's earnings. One of the power marketers, Federal
Energy Sales, apparently defaulted on its obligations to utilities and other power marketers during the highly volatile and unusual conditions which occurred in the Midwest during the week of June 22, 1998. As a result of the apparent defaults by Federal Energy, SIGCORP provided a reserve of approximately $2.0 million, or $0.05 per share, to reflect the probability that SIGCORP will not collect the revenues owed it by Federal Energy. The provision represents SIGCORP's maximum exposure to Federal Energy and is reflected in second quarter other operation expenses.

Fewer sales to all customer classes was the chief cause of a $2.9 million (22%) decrease in gas revenues during the quarter ended June 30, 1998. The much warmer temperatures in SIGECO's service area caused weather-sensitive residential gas sales to decrease 37%. Sales to commercial and industrial customers declined 52% in total due to the effect of the weather on commercial sales and to fewer sales to SIGECO transportation customers compared to the second quarter of 1997. A 22% increase in transported gas volumes resulted in a decline of only 3% in total gas throughput (sales and transportation), reflecting greater usage by SIGECO's commercial and industrial customers during the current period. The impact of the decline in sales was partially offset by higher unit costs for purchased natural gas reflected in revenues through commission approved gas cost adjustments.

The greater activity of SIGCORP's natural gas marketing subsidiary, SIGCORP Energy Services, whose revenues were up $33 million, was the primary reason for a $35.3 million increase in energy services and other nonregulated revenues during the quarter ending June 30, 1998.

For the six month period ending June 30, 1998, electric revenues were $15.7 (12%) million greater than the same period a year ago due primarily to the much stronger system sales and more favorable sales mix during the second quarter, and to greater sales and higher unit prices for power to other utilities and power marketers throughout the first six months of 1998 which represented
$6.5 million of the total revenue increase. Total electric sales were up 9% for the six month period, reflecting a 7% increase in system sales and a 25% increase in sales to other utilities and power marketers.
Gas revenues declined $6.8 million (15%) for the current six month period compared to a year ago, due primarily to 22% fewer gas sales resulting from much warmer temperatures throughout the period and fewer sales to commercial and industrial transportation customers.
Revenues from SIGCORP's natural gas marketing subsidiary, SIGCORP Energy Services (Energy), rose $69.4 million during the six months ending June 30, 1998 from continued growth in sales and services throughout the period and accounted for the majority of the $72.4 million increase in energy services and other nonregulated revenues during the current period.

OPERATING EXPENSES Costs for fuel for electric generation and purchased electric energy rose a total of $5.1 million during the second quarter and first six months of 1998 due to the increased electric sales and higher prices for wholesale market power purchased for resale. The decline in cost of gas sold, down $.9 million and $5.6 million, respectively, during the current three month and six month periods, reflects the decrease in gas sales during the same periods, the impact of which was partially offset by higher unit costs for purchased natural gas during the second quarter of 1998.
The cost of energy services and other revenues, which was chiefly the cost of natural gas purchased for resale by Energy, increased $33.6 million during the second quarter and $70.4 million during the first six months of 1998 compared to the same periods in 1997. Increased other operation expenses, up $2.5 million in the second quarter and $3.4 million in the first six months, reflected the second quarter $2.0 million Federal Energy Sales provision for potentially uncollectible revenues and higher operation expenses at SIGCORP's newer nonregulated subsidiaries. SIGCORP's maintenance expense was up $3.6 million (47%) during the second quarter of 1998 due primarily to increased maintenance expenditures at SIGECO's generating plants and its transmission and distribution system. Maintenance expense for the six month period in 1998 was up $2.8 million.

INTEREST AND OTHER CHARGES Total interest and other charges declined $1.4 million during the three months ending June 30, 1998, compared to the second quarter of 1997, due to greater other nonutility income, which included the second quarter operation of the company's new SIGCORP Fuels, Inc. subsidiary and improved results of other nonutility subsidiaries. During the first six months of 1998, total interest and other charges declined
$4.7 million due to substantially greater other nonutility income during the first quarter of 1998, which included a $2.9 million after-tax gain on the sale of Southern Indiana Properties' ownership interest in a paper mill, the first quarter operation of SIGCORP Fuels and improved results of other nonutility subsidiaries.
Increases in total interest expense reflected increased financial investment activities by Southern Indiana
Properties, Inc. and the related costs.

EARNINGS Earnings per share for the second quarter of 1998 rose $.11 (41%) compared to the same period in 1997 due to the increased electric sales, improved results of nonregulated operations and much higher average per unit margins on sales to other utilities and power marketers, all of which were partially offset by SIGECO's higher nonfuel operation and maintenance expenses. For the six months ended June 30, 1998, earnings per share increased
$.26 (32%) due to the stronger utility operating results during the second quarter and to greater nonutility income during the first and second quarters of 1998.

SIGECO ADVANCED COMMUNICATIONS, INC.  On May 7, 1998,
SIGCORP formed SIGECO Advanced Communications, Inc.
(Advanced Communications), a wholly-owned nonregulated subsidiary which holds SIGCORP's investment in SIGECOM, LLC and Utilicom Networks, Inc. (Utilicom). SIGECOM,
LLC, also formed on May 7, 1998, is a joint venture between Advanced Communications and Utilicom to provide and market enhanced communication services over a high capacity fiber optic network in a multi-state area encompassing SIGECO's service territory.
Advanced Communications and Utilicom are each required to make equity contributions of $10 million to SIGECOM during the 24-month period subsequent to the formation date as required by the construction and operating needs of SIGECOM. In addition to these required equity contributions, SIGCORP contributed its wholly-owned subsidiary, ComSource, Inc. to SIGECOM July 1, 1998.
Initially, Advanced Communications will have a preferred interest in SIGECOM, which is convertible to a 49% common interest, and Utilicom will have a 100% common interest.
Advanced Communication's preferred interest has a 100% liquidation preference. Advanced Communications has also acquired a 4.7% interest in Utilicom.

ENVIRONMENTAL MATTERS.  In July 1997, the United States
Environmental Protection Agency (USEPA) issued its rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and changing measurement methods. In October 1997, the USEPA provided each state a proposed budget of allowed nitrogen oxide (NOX) emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. An alliance of electric utilities, including SIGECO, from the Midwestern states have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller phased in reduction of NOX levels, to the USEPA and the Indiana
Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's new NOX rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOX emissions to a rate of
0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

The USEPA is expected to issue its final ruling during the third quarter of 1998 after considering all filed comments; however, the USEPA's final ruling is expected to be litigated in the federal courts. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, control equipment expenditures ranging from estimates of $10 million to $90 million could be required. Under the current USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by 2004.
(Refer to "Environmental Matters" in Management's
Discussion and Analysis of Results of Operations and Financial Condition in SIGCORP's 1997 Form 10-K for further discussion.)

YEAR 2000 COMPLIANCE ISSUES AND RELATED COSTS. SIGCORP is using one of the standard planning processes to evaluate the IT systems and imbedded technology of non-IT equipment of its subsidiaries for year 2000 compliance and to address the resulting issues. A year 2000 team was established in 1997 to administer this process, led by an internal year 2000 project manager. (Recently, this process has been formalized with the establishment of SIGCORP's Year 2000 Compliance Task Force.) A high-level assessment of the mission-critical systems and items of all SIGCORP subsidiaries was completed at the beginning of 1997. SIGECO is the only subsidiary with noncompliant critical systems and items. SIGECO's noncompliant information systems are being replaced by two major information systems projects initiated in 1996 and 1997 to address functional obsolescence and are expected to be completed by mid-1999. Of the two noncompliant critical information systems being replaced, the customer billing and financials/supply chain systems, the customer billing system carries the most risk since it has experienced project delays and problems with the supplying vendor. Due to the risk of not completing this project by 2000, SIGECO initiated its contingency plan in the second quarter of 1998 to modify its existing customer billing system to be year 2000 compliant. The upgrade is expected to be completed in the first quarter of 1999 at a cost of less than $400,000. In a worst-case scenario, in which the new system would not be completed by 2000 and the existing system could not be upgraded in time, SIGECO would outsource the preparation of its customer bills. Although the financials/supply chain systems project is expected to be completed on schedule by mid-1999, SIGECO will monitor the status of this project and if necessary, modify the singular noncompliant component of its existing financials system during 1999 for use in 2000. The primary control systems for all units at SIGECO's oldest active generating station, Culley Station, are not compliant and are scheduled to be modified in early 1999 at an estimated cost of $250,000. Primary control systems at SIGECO's two other stations are either already compliant or will be modified in 1999 without major upgrades. SIGECO's electric SCADA/EMS system is not compliant and is in the process of being upgraded at a cost of approximately
$150,000, with completion in late 1998.

SIGCORP has completed its high level assessment and approximately 80% of its detailed assessment of all non-mission critical systems and items for noncompliance, which includes imbedded technology in the operational areas of SIGECO. This detailed assessment will be completed in late 1998. Based on the findings of the detailed assessment completed to date, it is anticipated that there will be a low number of smaller noncritical systems and items also requiring compliance upgrades or replacement at a projected total cost of $500,000, to be performed in 1999.

SIGCORP does not yet know whether the critical systems of its suppliers and major customers will be year 2000 compliant, however it believes that noncompliance of such systems would not have a material adverse effect on its financial position or results of operation.

SIGCORP does not expect the amounts required to be expensed during 1998 and 1999 for the above year 2000 compliance modifications and replacements, estimated to total $1.5 million to $2 million, to have a material effect on its financial position or results of operations. SIGECO expects to complete the replacement of both mission-critical noncompliant information systems before 2000; if, however, the new customer billing system is not implemented before 2000, its existing billing system will have been modified for compliance and will be used until the new system is completed.

                                              Incurred       Estimated

                                               through       to
                                              June 30, 1998  complete
Capital expenditure requirement for
replacement of information systems not in
compliance but already scheduled for
replacement due to functional obsolescence.   $7,400,000     $2,400,000
Expense of compliance modifications to
existing systems or replacement of minor
items treated as expense                      $  200,000     $1,800,000

NEW ACCOUNTING STANDARD  In June 1998, the Financial
Accounting Standards Board issued Statement of Financial
Accounting Standards No. 133 (FAS 133), Accounting for
Derivative Instruments and Hedging Activities. FAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FAS 133 is effective for fiscal years beginning after June 15, 1999. SIGCORP will adopt the new standard effective January 1, 2000. FAS 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. SIGCORP has not yet quantified the impacts of adopting FAS 133 on its financial statements and has not determined the method of its adoption of FAS
133. However, FAS 133 could increase volatility in earnings and other comprehensive income.


LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements, and expenditures for SIGECO's demand side management (DSM) programs. Additionally, SIGCORP may periodically make capital investments in nonregulated operations such as SIGECOM. Construction expenditures
(excluding allowance for other funds used during construction) and DSM program expenditures incurred during the quarter and six months ending June 30, 1998 totaled $13.3 million and $24.7 million, respectively, and were 96% and fully funded with internally generated cash during the respective periods. Cash provided from operations decreased $2.1 million and $5.0 million during the current three month and six month periods, respectively, compared to the same periods in 1997. Cash used in investing and financing activities during 1998 increased $2.9 million during the second quarter, but decreased $12.5 million for the six month period, compared to a year ago.

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

$90 million. Additionally, SIGCORP will contribute a minimum of $10 million to Advanced Communications for the joint venture SIGECOM during the five year period, as previously discussed.

FINANCING ACTIVITIES No financing activity occurred during the second quarter of 1998. Financing activity during the first quarter of 1998 included a $20 million increase in long-term notes payable to refund $20 million of SIGECO's short-term notes payable. Additionally, SIGECO refunded $80.3 million of tax-exempt bond issues with an equal amount of tax-exempt bonds (see Note 4 of the Notes to Consolidated Financial Statements in this filing) which will reduce total interest expense on a present value basis by $8.5 million over the remaining lives of the original bond issues.

Over the five year period, SIGCORP expects the majority of the construction requirements, the contributions to SIGECOM, and an estimated $66 million in debt security redemptions to be provided by internally generated funds.
External financing requirements of $60-70 million are anticipated and will be used primarily to redeem long-term debt. These estimates do not reflect construction expenditures that may be required to comply with new
USEPA air quality standards.

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


Date:     August 14, 1998

SOUTHERN INDIANA GAS AND
ELECTRIC COMPANY

/s/ S. M. Kerney
S. M. Kerney
Controller


Date:     August 14, 1998