Form 10-Q
period 1999-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1999-05-17
CIK 92195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

     Form 10-Q



       X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

      OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended March 31, 1999


     OR


     ___  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to

     _____________




                  <c

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

                               outstanding at March 31, 1999




     Southern Indiana Gas and

      Electric Company:        Common stock, no par value,

                                15,754,826 shares outstanding

                               and held by SIGCORP, Inc. at

                               March 31, 1999



     SIGCORP, Inc.

     CONSOLIDATED  STATEMENTS OF INCOME

     (Unaudited)

                                                       Three Months Ended

                                                       March 31,

                                                   1999           1998

     (in thousands except for per share amounts)


     OPERATING REVENUES:

       Electric utility                              $  70,987      $  65,227

       Gas utility                                       29,698        29,918

     Energy services and other                           49,476        45,926

          Total operating revenues                      150,161       141,071


     OPERATING EXPENSES:

       Fuel for electric generation                      15,628        14,907

       Purchased electric energy                          3,262         1,686

       Cost of gas sold                                  19,506        20,258

       Cost of energy services and other                 49,081        45,219

       Other operation expenses                          17,021        15,364

       Maintenance                                        7,315         5,464

       Depreciation and amortization                     11,309        10,701

       Property and other taxes                           3,246         3,592

          Total operating expenses                      126,368       117,191


     OPERATING INCOME                                    23,793        23,880


     INTEREST AND OTHER CHARGES:

       Interest expense on long-term debt                 4,285         5,460

       Interest expense on short-term debt                1,407           302

       Amortization of premium, discount and

     expense on debt                                        177           168

       Allowance for funds used during construction        (308)         (338)

       Preferred dividend requirements of subsidiary        270           274

       Interest income                                     (988)         (936)

       Other, net                                          (177)       (4,666)

          Total interest and other charges                4,666           264


     INCOME BEFORE INCOME TAXES                          19,127        23,616


       Federal and state income taxes                     6,507         7,190


     NET INCOME                                        $ 12,620     $  16,426


     AVERAGE COMMON SHARES OUTSTANDING                   23,631        23,631


     BASIC EARNINGS PER SHARE OF COMMON STOCK          $   0.53     $    0.70


     DILUTED EARNINGS PER SHARE OF COMMON STOCK        $   0.53     $    0.69



     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.






     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Unaudited)

                                                          Three Months Ended

                                                          March 31,

                                                          1999       1998

                                                          (in thousands)


     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                         $ 12,620  $ 16,426

       Adjustments to reconcile net income to net cash

       provided by operating activities:

        Depreciation and amortization                       11,309    10,701

        Preferred dividend requirements of subsidiary          270       274

        Deferred income taxes and investment

             tax credits, net                                 (608)   (7,775)

        Allowance for other funds used during

        construction                                             -         5

        Change in assets and liabilities:

          Receivables, net (including accrued

          unbilled revenues)                                 9,692     4,321

          Inventories                                        4,365     2,884

          Accounts payable                                 (12,948)  (13,827)

          Accrued taxes                                     10,940    18,179

          Refunds from gas suppliers                        (1,163)     (297)

          Refunds to customers                               2,480       390

          Other assets and liabilities                       9,356    15,746

        Net cash provided by operating activities           46,313    47,027


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures (net of allowance for

       other funds used during construction)               (13,990)  (11,159)

       Demand side management program expenditures             (33)     (152)

       Investments in leveraged leases                         369     7,609

       Purchases of investments                                359    (1,861)

       Investments in partnerships and other

       corporations                                         (1,586)       65

       Change in nonutility property                           517    (2,558)

       Other                                                    (4)      154

        Net cash used in investing activities              (14,368)   (7,902)


     CASH FLOWS FROM FINANCING ACTIVITIES

       Dividends paid                                       (8,096)   (7,423)

       Reduction in preferred stock                           (116)        -


       Change in environmental improvement funds

       held by trustee                                         (41)      (37)

       Payments on partnership obligations                   1,238)   (1,639)

       Change in notes payable                              20,999    (7,197)

       Other                                                    47       128

        Net cash used in financing activities               11,555   (16,168)


     NET INCREASE IN CASH AND CASH EQUIVALENTS              43,500    22,957


     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        5,049     5,827


     CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 48,549  $ 28,784


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.






     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS

     (Unaudited)


                                                     March 31,     December 31,

                                                     1999           1998

                                                     (in thousands)


     ASSETS


     UTILITY PLANT, at original cost:

       Electric                                      $1,146,127    $1,141,870

       Gas                                              150,552       150,136

                                                      1,296,679     1,292,006

       Less accumulated provision for depreciation    604,196         593,901

                                                        692,483       698,105

       Construction work in progress                     32,855        24,306

          Net utility plant                             725,338       722,411


     OTHER INVESTMENTS AND PROPERTY:

       Investments in leveraged leases                   35,634        36,003

       Investments in partnerships and other

       corporations                                      33,421        32,389

       Environmental improvement funds held

       by trustee                                         4,341         4,300

       Notes receivable                                  19,775        20,372

       Nonutility property and other, net                14,981        14,901

          Total other investments and property          108,152       107,965


     CURRENT ASSETS:


       Cash and cash equivalents                         48,549         5,049

       Temporary investments, at market                     747           793

       Receivables, less allowance of $2,431 and

       $2,204, respectively                              62,458        65,829

       Accrued unbilled revenues                         14,274        20,595

       Inventories                                       40,810        45,351

       Current regulatory assets                          7,848         9,527

       Other current assets                               3,579         3,777

          Total current assets                          178,265       150,921


     OTHER ASSETS:

       Unamortized premium on reacquired debt             4,106         4,226

       Postretirement benefits other than pensions          415           985

       Demand side management programs                   24,928        25,046

       Allowance inventory                                2,269         2,093

       Deferred charges                                  16,035        15,871

          Total other assets                             47,753        48,221


     TOTAL                                          $1,059,508     $1,029,518


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.






     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS

     (Unaudited)

                                                       March 31, December 31,

                                                       1999      1998

                                                       (in thousands)


     SHAREHOLDERS' EQUITY AND LIABILITIES

     CAPITALIZATION:

     Common Stock                                      $   78,258   $   78,258

     Retained Earnings                                    297,010      292,288

     Accumulated Other Comprehensive Income                   (40)         (12)

          Total common shareholders' equity               375,228      370,534

     Cumulative Nonredeemable Preferred Stock

      of Subsidiary                                        11,090       11,090

     Cumulative Redeemable Preferred Stock

      of Subsidiary                                         7,500        7,500

     Cumulative Special Preferred Stock

      of Subsidiary                                           692          808

     Long-Term Debt, net of current maturities            204,860      204,771

     Long-Term Partnership Obligations, net of

      current maturities                                      224          781

        Total capitalization, excluding bonds

        subject to tender (see Consolidated

        Statements of Capitalization)                     599,594      595,484


     CURRENT LIABILITIES:

     Current Portion of Adjustable Rate Bonds

      Subject to Tender                                    53,700       53,700

     Current Maturities of Long-Term Debt,

      Interim Financing and Long-Term

     Partnership Obligations:

        Maturing long-term debt                            45,009       45,000

        Notes payable                                      90,437       69,508

        Partnership obligations                               896        1,577

         Total current maturities of long-term debt,

         interim financing and long-term

         partnership obligations                          136,342      116,085


     Other Current Liabilities:

          Accounts payable                                 40,443       53,391

          Dividends payable                                   117          120

          Accrued taxes                                    15,803        4,863

          Accrued interest                                  6,850        5,140

          Refunds to customers                              3,473        2,156

          Other accrued liabilities                        27,138       21,749

             Total other current liabilities               93,824       87,419

             Total current liabilities                    283,866      257,204


     OTHER LIABILITIES:

       Accumulated deferred income taxes                  143,782      144,032

       Accumulated deferred investment tax credits,

       being amortized over lives of property              18,444       18,802

       Postretirement benefits other than pensions         12,161       11,337

       Other                                                1,661        2,659

          Total other liabilities                         176,048      176,830


     TOTAL                                             $1,059,508   $1,029,518


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.






     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CAPITALIZATION

     (Unaudited)

                                                        March 31, December 31,

                                                        1999        1998

                                                        (in thousands)


     COMMON SHAREHOLDERS' EQUITY


     Common Stock, without par value, authorized

     50,000,000 shares, issued 23,630,568               $ 78,258    $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock        297,010    292,288

     Accumulated Other Comprehensive Income                  (40)        (12)

          Total common shareholders' equity              375,228     370,534


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

      6,917 and 8,077 shares, respectively,

      redeemable at $100 per share                           692       808


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                                169,915   169,915

     Notes payable                                        36,078    36,009

     Unamortized debt premium and discount, net         (1,133)     (1,153)

        Total long-term debt                             204,860   204,771


     LONG-TERM PARTNERSHIP OBLIGATIONS,

      NET OF CURRENT MATURITIES                              224       781


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

          2025, Series A, presently 3.00%                 31,500    31,500

          2030, Series C, presently 3.05%                 22,200    22,200

                                                          53,700    53,700


     TOTAL CAPITALIZATION, including bonds subject

      to tender                                         $653,294  $649,184


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     CAPTION



     CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY



                                                                    Accumulated

                                                                     Other

                                                  Common  Retained  Compre-

                                                                     hensive

     (in thousands)                     Total     Stock   Earnings  Income


     Balances, December 31, 1997        $349,163  $78,258 $270,828  $  77


       Net Income                         50,476        -   50,476      -

       Unrealized Gain on Securities

       (net of tax)                          (89)       -        -    (89)

     Comprehensive Income                 50,387        -        -      -

     Common  Stock Dividends ($1.21

      per share)                         (28,587)       -  (28,587)     -

     Stock Expense                          (429)       -     (429)     -

     Balances, December 31, 1998         370,534   78,258  292,288    (12)


       Net Income                         12,620        -   12,620      -

       Unrealized (Loss) on Securities

      (net of tax)                           (28)       -        -    (28)

     Comprehensive Income                 12,592        -        -      -

     Common  Stock Dividends ($0.31

      per share)                          (7,826)       -   (7,826)     -

     Stock Expense                           (72)       -      (72)     -

     Balances, March 31, 1999           $375,228  $78,258 $297,010  $ (40)


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF INCOME

     (Unaudited)

                                                       Three Months Ended

                                                       March 31,

                                                       1999         1998

     (in thousands except for per share amounts)


     OPERATING REVENUES:

       Electric                                        $ 70,987     $ 65,227

       Gas                                               29,698       29,918

          Total operating revenues                      100,685       95,145


     OPERATING EXPENSES:

       Fuel for electric generation                      16,868       15,794

       Purchased electric energy                          3,262        1,686

       Cost of gas sold                                  19,505       20,258

       Other operation expenses                          14,941       13,810

       Maintenance                                        7,288        5,409

       Depreciation and amortization                     11,217       10,632

       Federal and state income taxes                     7,330        7,640

       Property and other taxes                           3,127        3,497

          Total operating expenses                       83,538       78,726


     OPERATING INCOME                                    17,147       16,419


     OTHER INCOME:

       Allowance for other funds used during

       construction                                           -           (5)

       Interest                                              58           67

       Other, net                                            25        1,599

          Total interest and other charges                   83        1,661


     INCOME BEFORE INTEREST AND OTHER CHARGES            17,230       18,080

     INTEREST AND OTHER CHARGES:

       Interest on long-term debt                         4,057        4,806

       Amortization of premium, discount, and

       expense on debt                                      177          168

       Other interest                                       797          412

       Allowance for borrowed funds used during

       construction                                        (308)        (343)

          Total interest and other charges                4,723        5,043


     NET INCOME                                          12,507       13,037


       Preferred stock dividend                             270          274


     NET INCOME APPLICABLE TO COMMON STOCK             $ 12,237     $ 12,763


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CASH FLOWS

     (Unaudited)

                                                         Three Months Ended

                                                        March 31,

                                                         1999       1998

                                                         (in thousands)



     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                        $ 12,507   $ 13,037

       Adjustments to reconcile net income to net cash

        provided by operating activities:

        Depreciation and amortization                      11,217     10,632

        Deferred income taxes and investment tax

        credits, net                                         (152)      (721)

        Allowance for other funds used

        during construction                                     -          5

        Change in assets and liabilities:

         Receivables, net (including accrued

         unbilled revenues)                                 1,050      7,649

         Inventories                                        4,757      2,911

         Accounts payable                                  (7,094)   (12,697)

         Accrued taxes                                     10,291     10,922

         Refunds from gas suppliers                        (1,163)      (297)

         Refunds to customers                               2,480        389

         Other assets and liabilities                       9,582     12,739

        Net cash provided by operating activities          43,475     44,569


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures (net of allowance for

       other funds used during construction)              (13,990)   (11,160)

       Demand side management program expenditures            (33)      (152)

       Other                                                 (153)       (38)

          Net cash used in investing activities           (14,176)   (11,350)


     CASH FLOWS FROM FINANCING ACTIVITIES

       Dividends paid                                      (8,096)    (7,423)

       Reduction in preferred stock                          (116)         -

       Change in environmental improvement funds

       held by trustee                                        (41)       (37)

       Change in notes payable                             21,017    (21,829)

       Other                                                  138        131

          Net cash used in financing activities            12,902    (29,158)


     NET DECREASE IN CASH AND CASH EQUIVALENTS             42,201      4,061


     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         512      1,114


     CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 42,713   $  5,175


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.




     CAPTION



     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS

     (Unaudited)


                                                       March 31,December 31,

                                                       1999         1998

                                                       (in thousands)


     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                        $1,146,127   $1,141,870

       Gas                                                150,552      150,136

                                                        1,296,679    1,292,006

       Less accumulated provision for depreciation        604,196      593,901

                                                          692,483      698,105

       Construction work in progress                       32,855       24,306

          Net utility plant                               725,338      722,411


     OTHER INVESTMENTS AND PROPERTY:

       Environmental improvement funds held by trustee      4,341        4,300

       Nonutility property and other, net                   1,577        1,577

          Total other investments and property              5,918        5,877


     CURRENT ASSETS:

       Cash and cash equivalents                           42,713          512

       Receivables, less allowance of $2,377 and

       $2,156, respectively                                34,125       28,854

       Accrued unbilled revenues                           14,274       20,595

       Inventories                                         39,633       44,566

       Current regulatory assets                            7,848        9,527

       Other current assets                                 2,948        2,776

          Total current assets                            141,541      106,830


     OTHER ASSETS:

       Unamortized premium on reacquired debt               4,106        4,226

       Postretirement benefits other than pensions            415          985

       Demand side management programs                     24,928       25,046

       Allowance inventory                                  2,269        2,093

       Deferred charges                                    14,656       14,444

          Total other assets                               46,374       46,794


     TOTAL                                             $  919,171   $  881,912


     The accompanying Notes to Consolidated Financial Statements are an

     ntegral part of these statements.





     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS

     (Unaudited)

                                                       March 31,December 31,

                                                       1999         1998

                                                       (in thousands)


     SHAREHOLDERS' EQUITY AND LIABILITIES

     CAPITALIZATION:

     Common Stock                                      $ 78,258     $ 78,258

     Retained Earnings                                  246,335      241,924

          Total common shareholders' equity             324,593      320,182

     Cumulative Nonredeemable Preferred Stock

      of Subsidiary                                      11,090       11,090

     Cumulative Redeemable Preferred Stock

      of Subsidiary                                       7,500        7,500

     Cumulative Special Preferred Stock

      of Subsidiary                                         692          808

     Long-Term Debt, net of current maturities          169,782      169,762

       Total capitalization, excluding bonds subject to

       tender (see Consolidated Statements of

       Capitalization)                                  513,657      509,342


     CURRENT LIABILITIES:

     Current Portion of Adjustable Rate Bonds

      Subject to Tender                                  53,700       53,700

     Current Maturities of Long-Term Debt,

     Interim Financing and Long-Term Partnership

      Obligations:

       Maturing long-term debt                           45,000       45,000

       Notes payable                                     71,686       50,759

       Notes payable to Associated Company               15,020       14,930

         Total current maturities of long-term debt

         and interim financing                          131,706      110,689


     Other Current Liabilities:

          Accounts payable                               21,033       28,127

          Dividends payable                                 117          120

          Accrued taxes                                  15,063        4,772

          Accrued interest                                6,272        4,676

          Refunds to customers                            3,473        2,156

          Other accrued liabilities                      23,532       18,544

             Total other current liabilities             69,490       58,395

             Total current liabilities                  254,896      222,784


     OTHER LIABILITIES:

       Accumulated deferred income taxes                118,352      118,147

       Accumulated deferred investment tax credits,

       being amortized over lives of property            18,444       18,801

       Postretirement benefits other than pensions       12,162       11,337

       Other                                              1,660        1,501

          Other liabilities                             150,618      149,786

     TOTAL                                             $919,171     $881,912


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CAPITALIZATION

     (Unaudited)

                                                       March 31,December 31,

                                                       1999         1998

                                                       (in thousands)


     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized

     50,000,000 shares, issued 15,754,826              $ 78,258     $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock       246,335      241,924

          Total common shareholders' equity             324,593      320,182


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


     SPECIAL PREFERRED STOCK OF SUBSIDIARY

     Cumulative, no par value, authorized 5,000,000

     shares, issuable in series: 8-1/2% series,

     outstanding 6,917 and 8,077 shares, respectively,

      redeemable at $100 per share                          692          808


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                               169,915      169,915

     Notes payable                                        1,000        1,000

     Unamortized debt premium and discount, net          (1,133)      (1,153)

          Total long-term debt                          169,782      169,762


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

          2025, Series A, presently 3.00%                31,500       31,500

          2030, Series C, presently 3.05%                22,200       22,200

                                                         53,700       53,700


     TOTAL CAPITALIZATION, including bonds subject

      to tender                                        $567,357     $563,042


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF RETAINED EARNINGS

     (Unaudited


                                                       Three Months Ended

                                                       March 31,

                                                       1999         1998

                                                       (in thousands)


     Balance Beginning of Period                       $241,924     $228,570

     Net Income                                          12,507       13,037

                                                        254,431      241,607

     Preferred Stock Dividends                              270          274

     Common Stock Dividends                               7,826        7,149

                                                          8,096        7,423


     Balance End of Period (See Consolidated

       Statements of Capitalization for restriction)   $246,335     $234,184


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.



                            SIGCORP, Inc.

                                 AND

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. Organization

        SIGCORP, Inc. (SIGCORP) is a holding company

     incorporated October 19, 1994 under the laws of the state

     of Indiana.  SIGCORP has 11 wholly-owned subsidiaries:

     Southern Indiana Gas and Electric Company (SIGECO), a gas

     and electric utility  which accounts for over 90% of

     SIGCORP's net income for the three months ended March 31,

     1999, and ten nonregulated subsidiaries.


     2. General


        It is suggested that these consolidated financial

     statements be read in conjunction with the consolidated

     financial statements and the notes thereto included in

     SIGCORP's and SIGECO's 1998 Annual Report or Form 10-K.

        The consolidated statements include the accounts of

     SIGCORP, Inc. and nine of its wholly-owned subsidiaries:

     Southern Indiana Gas and Electric Company (SIGECO),

     Southern Indiana Properties, Inc. (SIPI), Energy Systems

     Group, Inc. (ESGI), Southern Indiana Minerals, Inc. (SIMI),

     SIGCORP Energy Services, Inc. (Energy), SIGCORP Capital,

     Inc. (Capital), SIGCORP Communications, Inc.

     (Communications), SIGCORP Fuels, Inc. (Fuels), SIGECO

     Advanced Communications, Inc. (Advanced Communications) and

     SIGCORP Environmental Services, Inc. (Environmental

     Services), and include all adjustments which are, in the

     opinion of management, necessary for a fair statement of

     the financial position and results of operations.  Because of seasonal and other factors, the earnings for the three

     months ending March 31, 1999 should not be taken as an

     indication for all or any part of the balance of 1999.


     3. Cash Flow Information


        For the purposes of the Consolidated Balance Sheets and

     Consolidated Statements of Cash Flows, SIGCORP and SIGECO

     consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash

     equivalents.

        SIGCORP, for the three months ended March 31, 1999 and

     1998, paid interest (net of amounts capitalized) of

     $3,674,000 and $1,781,000, respectively, and income taxes

     of $36,000 and $15,000, respectively.  Additionally,

     SIGCORP is involved in several partnerships which are

     partially financed by partnership obligations amounting to

     $1,120,000 and $2,358,000 at March 31, 1999 and  December

     31, 1998, respectively.

        SIGECO, for the three months ended March 31, 1999 and

     1998, paid interest (net of amounts capitalized) of

     $2,950,000 and $1,688,000, respectively, and no income

     taxes and $745,000, respectively.

     4. Long-Term Debt

        On March 1, 1999, the interest rate on $31,500,000 of

     Adjustable Rate Pollution Control bonds was changed from

     3.65% to 3.00% due March 1, 2025.  The new interest rate

     will be fixed through February 29, 2000.  Also on March 1,

     1999, the interest rate on $22,200,000 of Adjustable Rate

     Pollution Control bonds was changed from 3.70% to 3.05% due

     March 1, 2020.  The new interest rate will also be fixed

     through February 29, 2000.  For financial statement

     presentation the $53,700,000 of Adjustable Rate Pollution

     Control bonds are shown as a current liability.

        On April 1, repayments on two of SIGECO's debt

     instruments were due.  They were the $45,000,000 6% Series of 1993 First Mortgage Bonds and a $20,000,000 commercial

     loan.  SIGECO expects to issue a new series of long-term

     debt to refund the issues.  However, placement of new debt was delayed; authority is needed from the IURC before new

     long-term debt can be issued.  SIGECO expects approval in

     May, and new bonds to be issued in July.  In the interim,

     two 120-day loans were completed to refund the maturing

     debt.

     5. Earnings Per Share


     The following table illustrates the basic and diluted

     earnings per share calculations:




                         Three Months Ended                 Three Months Ended

                         March 31, 1999                     March 31, 1998

                         Net              Per Share Net             Per Share

                         Income    Shares Amount    Income  Shares   Amount

                         (in thousands except for per share amount


     Basic EPS           $12,620   23,631 $0.53     $16,426 23,631  $0.70


     Effect of dilutive

      securities                   122                      96

     Diluted EPS         $12,620   23,753 $0.53     $16,426 23,727  $0.69



     Basic earnings per common share were computed by dividing

     net income by the weighted average number of shares of

     common stock outstanding during the year.  Diluted earnings per common share were determined using the treasury stock

     method for dilutive stock options.


     6. Segments of Business



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



     Three Months Ended March 31 (in thousands)     1999        1998


     Operating revenues:

        Electric                                   $   70,987     $   65,227

        Gas                                            29,698         29,918

        Gas marketing                                  47,986         43,901

        Investment operations                             246            237

        All other                                       6,227          5,018

        Total                                         155,144        144,301

     Interest revenue:

        Electric <F1>                                      53             61

        Gas <F1>                                            5              6

        Gas marketing                                      15             20

        Investment operations                             604            746

        All other                                       1,304          1,241

        Total                                           1,981          2,074

     Interest expense:

        Electric <F1>                                   4,417          4,748

        Gas <F1>                                          437            470

        Gas marketing                                      31             59

        Investment operations                             661            689

        All other                                       1,139            934

        Total                                           6,685          6,900



     Income taxes:

        Electric                                        6,058          6,151

        Gas                                             1,272          1,489

        Gas marketing                                      29            (15)

        Investment operations                            (687)          (547)

        All other                                        (165)           112

        Total                                           6,507          7,190

     Net income:

        Electric                                        9,410         10,038

        Gas                                             2,827          2,725

        Gas marketing                                      48            (19)

        Investment operations                             607          3,449

        All other                                        (272)           233

        Total                                          12,620         16,426

     Depreciation and amortization expense:

        Electric                                       10,059          9,551

        Gas                                             1,157          1,081

        Gas marketing                                      14              4

        Investment operations                              33             35

        All other                                          46             30

        Total                                          11,309         10,701

     Capital expenditures:

        Electric                                       11,790          9,949

        Gas                                             2,200          1,206

        Gas marketing                                      12             31

        Investment operations                               -              -

        All other                                         167          1,920

        Total                                          14,169         13,106

     Identifiable assets:

        Electric<F2>                                  772,104        720,278

        Gas <F2>                                      147,067        137,196

        Gas marketing                                  21,571         19,720

        Investment operations                          84,894         83,366

        All other                                     463,715        424,795

        Total assets                               $1,489,351     $1,385,355


     <F1>SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.

     <F2>  Utility plant less accumulated provision for

     depreciation,inventories, receivables (less allowance), regulatory assets and other identifiable assets.



          The following is a reconciliation to the consolidated

     financial statements of SIGCORP:




     Three Months Ended March 31 (in thousands)        1999         1998


     Operating revenues:

     Total revenues for segments                       $  155,144   $  144,301

           Elimination of intersegment revenues           (4,983)      (3,230)

           Total consolidated revenues                   150,161      141,071

     Interest revenue:

           Total interest revenue for segments             1,981        2,074

           Elimination of intersegment interest             (993)      (1,138)

           Total consolidated interest revenue               988          936

     Interest expense:

           Total interest expense for segments             6,685        6,900

           Elimination of intersegment interest             (993)      (1,138)

           Total consolidated interest expense             5,692        5,762

     Identifiable assets:

           Total assets for segments                   1,489,351    1,385,355

           Elimination of intersegment assets           (429,834)    (385,823)

           Total consolidated assets                  $1,059,508   $  999,532





     Southern Indiana Gas and Electric Company

     Three Months Ended March 31 (in thousands)       1999         1998


     Operating revenues:

          Electric                                   $ 70,987     $ 65,227

          Gas                                          29,698       29,918

          Total                                       100,685       95,145

     Interest revenue:

          Electric <F1>                                    53           61

          Gas <F1>                                          5            6

          Total                                            58           67

     Interest expense:

          Electric <F1>                                 4,417        4,748

          Gas <F1>                                        437          470

          Total                                         4,854        5,218

     Identifiable assets:

          Electric <F2>                               772,104      720,278

          Gas <F2>                                    147,067      137,196

          Total assets                               $919,171     $857,474


     <F1> SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.

     <F2>  Utility plant less accumulated provision for

     depreciation,inventories, receivables (less allowance), regulatory assets and other identifiable assets.



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

     Year 2000 issues, industry restructuring, availability and cost of capital, and other similar factors.


     RESULTS OF OPERATIONS


     Basic earnings per share were $.53 for the three-month

     period ending March 31, 1999 compared to basic earnings of

     $.70 for the first quarter of 1998.  The factors affecting earnings follow:



                                                                   Qtr

     Period ended March 31, 1998                                   $.70

     Weather & usage                                                .04

     Electric sales to other utilities and power marketers          .02

     Utility O&M expense                                           (.08)

     Utility depreciation expense                                  (.01)

     Nonregulated gas energy services and nonutility operations    (.15)

     Other                                                          .01

     Period ended March 31, 1999                                   $.53



     Revenues  First quarter electric utility revenue rose $5.8 million, or 9%, due primarily to an increase in electric

     sales to retail and municipal customers and higher unit

     prices for power sales to other utilities and power

     marketers.  Temperatures registering 14% colder than a year ago (in terms of heating degree days) and a growing local

     economy, were the primary reasons for a 10% and 4% rise in residential and commercial electric sales, respectively,

     during the first quarter.  Combined with a 5% increase in

     sales to industrial customers, total electric sales to

     retail and municipal customers rose 6% compared to a year

     ago. SIGECO's negotiation of several large power sales

     contracts to other utilities and power marketers in late

     1998 increased revenues from these customers 12% compared

     to the 1998 period, despite a 15% decline in related sales volume.  SIGECO aggressively markets electric power to

     other utilities and many power marketers in the evolving

     deregulated wholesale power market.

     The colder temperatures and economic growth in SIGECO's

     service area resulted in an 11% rise in gas sales and a 14%

     increase in total sales and transportation of natural gas

     during the current three-month period, but the effect on

     gas utility revenues of these factors were more than offset by the recovery of lower per unit purchased gas costs

     through retail rates, causing gas utility revenue to be

     slightly lower compared to the same period in 1998.

     However, the increased gas sales had a positive impact on

     gas margin.


     The greater activity of SIGCORP's natural gas marketing

     subsidiary, SIGCORP Energy Services (Energy), whose

     revenues were up $4.1 million, was the primary reason for a

     $3.6 million increase in energy services and other

     nonregulated revenues during the quarter ending March 31,

     1999.


     Operating Expenses  In total, costs for fuel for electric

     generation and purchased electric energy during the first

     quarter of 1999 were $2.3 million (14%) greater than costs during the same period in 1998 due to the increased

     electric sales and higher prices for wholesale market power purchased for resale.  Despite the increased gas sales,

     cost of gas sold decreased slightly during the current

     three-month period due to a 13% decline in the average per unit cost of gas sold.  The cost of energy services and

     other revenues, which was chiefly the cost of natural gas

     purchased for resale by Energy, rose $3.9 million during

     the first quarter of 1999 compared to the same period in

     1998 due primarily to Energy's increased sales.  Other

     operation expenses were up $1.7 million (11%) in the first quarter reflecting a $1.1 million (8%) increase in utility operation expenses and a $.6 million increase in operation expenses at SIGCORP's newer nonregulated subsidiaries.

     SIGCORP's maintenance expense was up $1.9 million during

     the first quarter of 1999 due to an anticipated increase in scheduled maintenance expenditures at SIGECO's generating

     plants and other facilities.


     Interest and Other Charges  During the first three months

     of 1999, total interest and other charges rose $4.4 million due to a substantial decrease in other nonutility income

     compared to the first quarter of 1998, which included a

     $2.9 million after-tax gain on the liquidation of Southern

     Indiana Properties' equity position in a leveraged lease,

     and a $1.4 million decrease in sales to another utility of a portion of SIGECO's emission allowances compared to the

     same period in 1998 under a five year agreement beginning

     in 1995. Total interest expense was comparable to the same period a year ago.  A $1.0 million decrease in interest on long-term debt reflected lower average interest rates due

     to SIGECO's 1998 refunding of $80.3 million of tax-exempt

     bond issues with an equal amount of tax-exempt bonds and

     the refunding of $14 million of first mortgage bonds with

     short-term debt.  A comparable increase in interest expense on short-term debt reflects the increase in SIGECO's short-

     term debt.


     Earnings  Absent the $2.9 million ($.12 per share) after-

     tax gain realized at SIPI during the first quarter of 1998,

     current quarter basic earnings would have been $.05 per

     share below 1998 earnings.  For the first quarter of 1999,

     nonutility earnings declined $.15 per share and utility

     earnings were down $.02 per share.  Utility earnings were

     favorably impacted by the increased gas and electric sales to retail and municipal customers and higher unit margins

     on sales to other utilities and power marketers, all of

     which were fully offset by the anticipated increase in

     SIGECO's scheduled maintenance and nonfuel operation

     expenses and higher depreciation expense.


     Environmental Matters  (Refer to "Environmental Matters" in

     Management's Discussion and Analysis of Results of

     Operations and Financial Condition in SIGCORP's 1998 Form

     10-K for further discussion of environmental matters.)  In

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

     1997, the USEPA provided each state a proposed budget of

     allowed NOx emissions, a key ingredient of ozone, which

     requires a significant reduction of such emissions. Under

     that budget, utilities may be required to reduce NOx

     emissions to a rate of 0.15 lb/mmBtu from levels already

     imposed by Phase I and Phase II of the Clean Air Act

     Amendments of 1990.  Midwestern states (the alliance) have been working together to determine the most appropriate

     compliance strategy as an alternative to the USEPA

     proposal.  The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the

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

     Year 2000-readiness issues.  A high-level assessment of the mission-critical systems and items of all SIGCORP

     subsidiaries was completed in early 1997.  In 1998, this

     process became more formalized with the establishment of

     SIGCORP's Year 2000 Task Force. SIGECO has completed a

     detailed inventory of all systems and devices, including

     imbedded technology in the operational areas, determined to be date-sensitive.  All systems and devices in the

     inventory have been rated on criticality and likelihood of failure and prioritized for testing.  Due to functional

     obsolescence, under its general business plan SIGECO has

     recently replaced, or is currently replacing, all of its

     known major noncompliant mission-critical information and

     control systems with systems incorporating Year 2000-ready technology.  As of April 30, 1999, SIGECO has tested

     approximately 70% of its mission-critical systems and

     devices.  Of those systems and devices tested, all were

     found to be either Year 2000-ready or were easily

     remediated to be ready for 2000.  Completion of testing and necessary remediation of all mission-critical systems is

     expected to be finalized by June 30, 1999.


     SIGECO's noncompliant critical information systems, the

     customer billing and financials/supply chain systems,

     developed in the late 1960's, are being replaced to address functional obsolescence.  The two projects, initiated in

     1996 and 1997, respectively, are expected to be completed

     by 2000.  Of the two noncompliant critical information

     systems being replaced, the customer billing system carries the most risk since it has experienced project delays.  Due to the risk of not completing this project by 2000, SIGECO modified its existing customer billing system to be Year

     2000-ready, testing of which is currently in progress. The first and largest phase of the financials/supply chain

     systems project was successfully implemented September 1,

     1998.  The smaller, final phase of the financials/supply

     chain systems project, the payroll/HR information system,

     is expected to be completed on schedule by mid-1999.


     At SIGECO's base-load generating stations, all noncompliant critical control and data systems have already been

     replaced or were scheduled to be replaced in 1999 due to

     functional obsolescence.  SIGECO anticipates the 1999

     projects will be completed by mid-1999.


     Based on the findings of SIGECO's detailed inventory and

     related testing completed to date, it is anticipated that

     there will be a low number of smaller noncritical systems

     and items requiring Year 2000-readiness upgrades or

     replacement.


     SIGCORP's contingency planning, other than for those

     systems already discussed, began in late-1998, and detailed contingency planning is scheduled to be completed by August

     1, 1999.  The planning encompasses external dependencies

     such as critical suppliers, interconnected electricity and natural gas transmission systems and major customers, as

     well as SIGECO's electric generation facilities and other

     gas and electric operations areas.  SIGCORP does not yet

     know whether the critical systems of its suppliers and

     major customers will be Year 2000-ready, however it

     believes that noncompliance of such systems would not have a material adverse effect on its financial position or

     results of operations.


     SIGCORP estimates the remaining amounts required to be

     expensed for Year 2000-readiness modifications and

     replacements to total $500,000.  SIGECO expects to complete the replacement of all noncompliant mission-critical

     information and control systems before 2000; if, however,

     the new customer billing system is not implemented before

     2000, its existing billing system will have been modified

     and will be used until the new system is completed.



                                                                 Estimated

                                              Incurred through  Remaining 1999

                                                March 1998      Expenditures


     Capital expenditure requirement for

      replacement of critical

      information and generating station

      control systems not in compliance but

      replaced due to functional obsolescence  $20,400,000     $9,600,000


     Expense of Year 2000-readiness

      modifications to existing critical

      systems or replacements treated as

      expense                                  $ 1,250,000     $  500,000



     Market Risk  SIGCORP is exposed to market risk due to

     changes in interest rates and changes in the market price

     for electricity and natural gas resulting from changes in

     supply and demand.  Exposure for interest rate changes

     relates to its long-term debt and preferred equity and

     partnership obligations.  Exposure to electricity market

     price risk relates to forward contracts to effectively

     manage the supply of, and demand for, the electric

     generation capability of SIGECO's generating plants related to its wholesale power marketing activities.  Exposure to

     natural gas price risk relates to forward contracts taken

     by Energy to manage its exposure to commodity price risks

     in providing natural gas supplies to its customers.  SIGECO is not currently exposed to market risk for purchases of


     electric power and natural gas for its retail customers due to current Indiana regulations which allow for full cost

     recovery of such purchases through SIGECO's fuel and

     natural gas cost adjustment mechanisms.  SIGECO and Energy do not utilize financial instruments for trading or

     speculative purposes.  As of March 31, 1999, management

     believes exposure from these positions did not change

     materially from December 31, 1998, and was not material.

     (Refer to "Market Risk" in Management's Discussion and

     Analysis of Results of Operations and Financial Condition

     in SIGCORP's 1998 Form 10-K for further discussion of

     market risk.)

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

     Additionally, SIGCORP may periodically make capital

     investments in nonregulated operations.  Construction

     expenditures (excluding allowance for other funds used

     during construction) incurred during the quarter ending

     March 31, 1999 totaled $14.0 million and were fully funded with internally generated cash during the period.  Cash

     provided from operations decreased $700,000 during the

     current three-month period compared to the same period in

     1998.  Cash required for investing and financing activities during 1999 also decreased $21.2 million during the first

     quarter, compared to a year ago.


     SIGCORP estimates that SIGECO's construction expenditures

     for the five year period 1999-2003 will total approximately

     $280 million, including approximately $10 million to

     complete several comprehensive information systems which

     are necessary to fulfill expanding customer service needs

     and to better manage SIGECO's resources, but exclude

     construction expenditures that may be required to comply

     with new USEPA air quality standards discussed in

     "Environmental Matters" which could range from estimates of

     $10 million to $90 million.  Additionally, SIGCORP expects to invest approximately $75 million during the five-year

     period to implement its recently announced Income / Growth strategy which, among other initiatives, incorporates the

     expansion of SIGCORP"s energy services businesses through

     the acquisition of electrical contracting and HVAC

     companies in an eight-state region to provide industrial,

     commercial and institutional customers total energy

     solutions.


     FINANCING ACTIVITIES  The only financing activity during

     the first quarter of 1999 was a $21.0 million increase in

     short-term notes payable.


     Over the five-year period, SIGCORP expects the majority of the construction requirements, the capital contributions to its nonregulated subsidiaries and an estimated $47 million in debt security redemptions to be provided by internally

     generated funds.  External financing requirements of $95-

     110 million are anticipated of which $60-70 million will be used primarily to redeem long-term debt and $35-40 million will be required for acquisitions of nonregulated

     businesses.  These estimates do not reflect construction

     expenditures that may be required to comply with new USEPA air quality standards.

                           PART TWO - OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security

          Holders


     (a)The annual meeting of shareholders was held at 3:00 P.M.

     (CDT) on April 27, 1999, with the following actions taken:


     (b)The following three individuals were re-elected as

     directors of SIGCORP, Inc. and SIGECO for three year terms:

     John M. Dunn, John D. Engelbrecht, and Robert L. Koch II


     The appointment of Arthur Andersen LLP as independent

     auditors of SIGECORP, Inc. for 1999 was ratified.


     (c)The following table shows the voting results as to each matter considered by the shareholders:



     Item 1:  Vote for Election of Directors


     Nominee                   Votes For              Votes Withheld

      John M. Dunn             19,456,116             173,969

      John D. Engelbrecht      19,438,044             192,041

      Robert L. Koch II        19,385,333             224,552








                                        2                                         8



     Item 2:  Ratification of Appointment of Auditors

     Total Votes Cast:  19,630,884


     For                       Against                Abstain

     19,422,996                66,247                 141,641



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



     Date    May 17, 1999


     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY



     /s/ S. M. Kerney

     S. M. Kerney

     Controller



     Date    May 17, 1999