Form 10-Q
period 1999-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 1999-08-16
CIK 92195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              Form 10-Q



          X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

              OF THE SECURITIES EXCHANGE ACT of 1934

              For the quarterly period ended June 30, 1999


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

                                    outstanding at June 30, 1999


     Southern Indiana Gas and

     Electric Company:              Common stock, no par value,

                                     15,754,826 shares

                                    outstanding and held by

                                    SIGCORP, Inc. at

                                    June 30, 1999





 SIGCORP, Inc.

 AND

 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

 TABLE OF CONTENTS


                                                                    Page No.


     PART I. FINANCIAL INFORMATION:


        Item 1: Financial Statements


                 SIGCORP, Inc.


                    Consolidated Statements of Income                   2


                    Consolidated Statements of Cash Flows               3


                    Consolidated Balance Sheets                         4-5


                    Consolidated Statements of Capitalization           6


                    Consolidated Statements of Retained Earnings        7


                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


                    Statements of Income                                8


                    Statements of Cash Flows                            9


                    Balance Sheets                                      10-11


                    Statements of Capitalization                        12


                 Statements of Retained Earnings                        13

        NOTES TO FINANCIAL STATEMENTS OF SIGCORP, Inc.

        AND SOUTHERN INDIANA GAS AND ELECTRIC COMPANY                  14-17


        Item 2: Management's Discussion and Analysis of Results

                 of Operations and Financial Condition                  18-23


                 SIGCORP, Inc. AND SOUTHERN INDIANA GAS

                AND ELECTRIC COMPANY


     Part II. OTHER INFORMATION


        Item 4: Submission of Matters to a Vote of Security Holders    24


        Item 5: Other information                                      24


        Item 6: Exhibits and Reports on Form 8-K                       23


        Signatures                                                     25






     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF INCOME

     (Unaudited)

                                    Three Months Ended     Six Months Ended

                                    June 30,              June 30,

                                    1999       1998       1999      1998

                                    (in thousands except for per share amounts)


     OPERATING REVENUES:

       Electric utility             $ 73,802   $ 77,526   $144,789  $142,753

       Gas utility                    10,517     10,295     40,214    40,213

       Energy services and other      47,601     45,484     97,078    91,410

        Total operating revenues     131,920    133,305    282,081   274,376


     OPERATING EXPENSES:

       Fuel for electric generation   15,730     17,563     31,358    32,470

       Purchased electric energy       7,064      5,720     10,325     7,406

       Cost of gas sold                4,867      5,384     24,372    25,642

       Cost of energy services

       and other                      46,564     43,809     95,646    89,028

       Other operation expenses       17,211     18,765     34,232    34,128

       Maintenance                     9,857     11,401     17,173    16,866

       Depreciation and amortization  11,327     10,673     22,636    21,374


       Property and other taxes        3,143      3,367      6,389     6,959

        Total operating expenses     115,763    116,682    242,131   233,873


     OPERATING INCOME                 16,157     16,623     39,950    40,503


     INTEREST AND OTHER CHARGES:

       Interest expense on

       long-term debt                  3,317      4,958      7,602    10,418

       Interest expense on

       short-term debt                 2,441        951      3,848     1,254

       Amortization of premium,

       discount and expense on debt       97        169        274       337

       Allowance for funds used

       during construction              (297)      (379)      (605)     (717)

       Preferred dividend

       requirements of subsidiary        269        274        539       548

       Interest income                (1,206)    (2,016)    (2,194)   (2,952)

       Other, net                       (422)      (496)      (599)   (5,163)

        Total interest and

        other charges                  4,199      3,461      8,865     3,725


     INCOME BEFORE INCOME TAXES       11,958     13,162     31,085    36,778


       Federal and state

       income taxes                    3,788      4,155     10,294    11,345


     NET INCOME                     $  8,170   $  9,007   $ 20,791  $ 25,433


     AVERAGE COMMON SHARES

      OUTSTANDING                     23,631     23,631     23,631    23,631


     BASIC EARNINGS PER SHARE

      OF COMMON STOCK               $   0.35   $   0.38   $   0.88  $   1.08


     DILUTED EARNINGS PER SHARE

      OF COMMON STOCK               $   0.34   $   0.38   $   0.88  $   1.07


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.







     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Unaudited)

                                                     Six Months Ended


                                                     June 30,

                                                     1999        1998

                                                     (in thousands)


     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                    $ 20,791    $ 25,433

       Adjustments to reconcile net income to net cash

       provided by operating activities:

         Depreciation and amortization                 22,636      21,374

         Preferred dividend requirements

         of subsidiary                                    539         548

         Deferred income taxes and investment

         tax credits, net                                (188)     (7,487)

         Allowance for other funds used

         during construction                               51           8

         Change in assets and liabilities:

          Receivables, net (including accrued

          unbilled revenues)                           14,633       5,850

          Inventories                                   4,857      (4,702)

          Accounts payable                            (16,365)     (8,582)

          Accrued taxes                                (1,476)      2,414

          Refunds from gas suppliers                   (1,107)       (364)

          Refunds to customers                          1,868         (95)

          Other assets and liabilities                  9,003      13,584

          Net cash provided by operating activities    55,242      47,981


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures (net of

       allowance for other funds used

       during construction)                           (31,422)    (24,170)

       Demand side management program expenditures        (58)       (484)

       Investments in leveraged leases                     13       7,249

       Purchases of investments                             -      (1,860)

       Sale of Investments                                 96          80

       Investments in partnerships and other

       corporations                                    (1,556)        148

       Change in nonutility property                     (801)      1,487

       Other                                             (278)      2,011

         Net cash used in investing activities        (34,006)    (15,539)


     CASH FLOWS FROM FINANCING ACTIVITIES

       First mortgage bonds                           (45,000)          -

       Dividends paid                                 (16,190)    (14,845)

       Reduction in preferred stock                      (116)          -

       Change in environmental improvement funds

       held by trustee                                    (84)        (95)

       Payments on partnership obligations             (1,513)     (2,139)

       Change in notes payable                         44,997      (6,863)

       Other                                            1,165         268

         Net cash used in financing activities        (16,741)    (23,674)


     NET INCREASE (DECREASE) IN CASH AND

      CASH EQUIVALENTS                                  4,495       8,768


     CASH AND CASH EQUIVALENTS AT

      BEGINNING OF PERIOD                               5,049       5,827


     CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  9,544    $ 14,595


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.







     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS

     (Unaudited)

                                                     June 30,    December 31,

                                                     1999        1998

                                                     (in thousands)


     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                      $1,149,334  $1,141,870

       Gas                                              150,551     150,136

                                                      1,299,885   1,292,006

       Less accumulated provision for depreciation      614,404     593,901

                                                        685,481     698,105

       Construction work in progress                     46,130      24,306

          Net utility plant                             731,611     722,411


     OTHER INVESTMENTS AND PROPERTY:

       Investments in leveraged leases                   35,990      36,003

       Investments in partnerships and

       other corporations                                33,757      32,389

       Environmental improvement funds

       held by trustee                                    4,384       4,300

       Notes receivable                                  20,955      20,372

       Nonutility property and other, net                15,119      14,901

          Total other investments and property          110,205     107,965


     CURRENT ASSETS:

       Cash and cash equivalents                          9,544       5,049

       Temporary investments, at market                     600         793

       Receivables, less allowance of $2,520 and

       $2,204, respectively                              58,204      65,829

       Accrued unbilled revenues                         13,587      20,595

       Inventories                                       40,318      45,351

       Current regulatory assets                          7,555       9,527

       Other current assets                               4,432       3,777


          Total current assets                          134,240     150,921


     OTHER ASSETS:

       Unamortized premium on reacquired debt             4,050       4,226

       Postretirement benefits other than pensions            -         985

       Demand side management programs                   24,995      25,046

       Allowance inventory                                2,269       2,093

       Deferred charges                                  15,787      15,871

          Total other assets                             47,101      48,221


     TOTAL                                           $1,023,157  $1,029,518


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.






     SIGCORP, Inc.

     CONSOLIDATED BALANCE SHEETS

     (Unaudited)

                                                     June 30,    December 31,

                                                     1999        1998

                                                     (in thousands)


     SHAREHOLDERS' EQUITY AND LIABILITIES


     CAPITALIZATION:

     Common Stock                                    $   78,258  $   78,258

     Retained Earnings                                  298,361     292,288

     Accumulated Other Comprehensive Income                 (72)        (12)

        Total common shareholders' equity               376,547     370,534

     Cumulative Nonredeemable Preferred

      Stock of Subsidiary                                11,090      11,090

     Cumulative Redeemable Preferred

     Stock of Subsidiary                                  7,500       7,500

     Cumulative Special Preferred

      Stock of Subsidiary                                   692         808

     Long-Term Debt, net of current maturities          204,883     204,771

     Long-Term Partnership Obligations,

     net of current maturities                              224         781

        Total capitalization, excluding bonds

        subject to tender (see Consolidated

        Statements of Capitalization)                   600,936     595,484


     CURRENT LIABILITIES:


     Current Portion of Adjustable Rate Bonds

      Subject to Tender                                  53,700      53,700

     Current Maturities of Long-Term Debt,

      Interim Financing and Long-Term

      Partnership Obligations:

        Maturing long-term debt                              19      45,000

        Notes payable                                   114,430      69,508

        Partnership obligations                             621       1,577

          Total current maturities of long-term debt,

          interim financing and long-term

          partnership obligations                       115,070     116,085


     Other Current Liabilities:

        Accounts payable                                 37,026      53,391

        Dividends payable                                   117         120

        Accrued taxes                                     3,348       4,863

        Accrued interest                                  4,741       5,140

        Refunds to customers                              2,917       2,156

        Other accrued liabilities                        28,053      21,749

          Total other current liabilities                76,202      87,419

          Total current liabilities                     244,972     257,204


     OTHER LIABILITIES:

       Accumulated deferred income taxes                144,558     144,032

       Accumulated deferred investment tax credits,

      being amortized over lives of property             18,087      18,802

       Postretirement benefits other than pensions       13,006      11,337

       Other                                              1,598       2,659

          Total other liabilities                       177,249     176,830


     TOTAL                                           $1,023,157  $1,029,518


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.







     SIGCORP, Inc.

     CONSOLIDATED STATEMENTS OF CAPITALIZATION

     (Unaudited)

                                                     June 30,    December 31,

                                                     1999        1998

                                                     (in thousands)


     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized


     50,000,000 shares, issued 23,630,568            $ 78,258    $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock     298,361     292,288

     Accumulated Other Comprehensive Income               (72)        (12)

          Total common shareholders' equity           376,547     370,534


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

     outstanding 6,917 and 8,077 shares,

     respectively, redeemable at $100 per share           692         808


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                             169,915     169,915

     Notes payable                                     36,084      36,009

     Unamortized debt premium and discount, net        (1,116)     (1,153)

          Total long-term debt                        204,883     204,771


     LONG-TERM PARTNERSHIP OBLIGATIONS, NET OF

     CURRENT MATURITIES                                   224         781


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

        2025, Series A, presently 3.00%                31,500      31,500

        2030, Series C, presently 3.05%                22,200      22,200

                                                       53,700      53,700


     TOTAL CAPITALIZATION, including bonds

     subject to tender                               $654,636    $649,184


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.









     CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                  Accumulated

                                                                  Other

                                               Common  Retained  Comprehensive

     (in thousands)                  Total     Stock   Earnings  Income


     Balances, December 31, 1997     $349,163  $78,258 $270,828  $   77


       Net Income                      50,476        -   50,476       -

       Unrealized Gain on Securities

       (net of tax)                       (89)       -        -     (89)

     Comprehensive Income              50,387        -        -       -

     Common  Stock Dividends

      ($1.21 per share)               (28,587)       -  (28,587)      -

     Stock Expense                       (429)       -     (429)      -

     Balances, December 31, 1998      370,534   78,258  292,288     (12)


        Net Income                     20,791        -   20,791       -

     Unrealized (Loss) on Securities

      (net of tax)                        (60)       -        -     (60)

     Comprehensive Income              20,731        -        -       -

     Common  Stock Dividends

      ($0.62 per share)               (14,640)       -  (14,640)      -

     Stock Expense                        (78)       -      (78)      -

     Balances, June 30,1999          $376,547  $78,258 $298,361  $  (72)


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.







     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF INCOME

     (Unaudited)

                                        Three Months Ended  Six Months Ended

                                        June 30,            June 30,

                                        1999      1998      1999      1998

                                        (in thousands except for per share

     amounts)


     OPERATING REVENUES:

       Electric                         $ 73,802  $ 77,526  $144,789  $142,753

       Gas                                10,516    10,295    40,214    40,213


          Total operating revenues        84,318    87,821   185,003   182,966


     OPERATING EXPENSES:

       Fuel for electric generation       16,880    18,103    33,748    33,897

       Purchased electric energy           7,063     5,720    10,325     7,406

       Cost of gas sold                    4,867     5,384    24,372    25,642

       Other operation expenses           14,519    16,287    29,460    30,097

       Maintenance                         9,838    11,371    17,126    16,780

       Depreciation and amortization      11,216    10,632    22,433    21,264

       Federal and state income taxes      4,535     4,528    11,865    12,168

       Property and other taxes            3,062     3,278     6,189     6,775

          Total operating expenses        71,980    75,303   155,518   154,029


     OPERATING INCOME                     12,338    12,518    29,485    28,937


     OTHER INCOME:

       Allowance for other funds

       used during construction               51        (3)       51        (8)

       Interest                               69        94       127       161

       Other, net                             83      (106)      108     1,493

        Total interest and other

        charges                              203       (15)      286     1,646


     INCOME BEFORE INTEREST AND

      OTHER CHARGES                       12,541    12,503    29,771    30,583

     INTEREST AND OTHER CHARGES:

       Interest on long-term debt          3,324     4,320     7,381     9,126

       Amortization of premium,

       discount, and expense on debt          97       169       274       337

       Other interest                      1,480       537     2,277       949

       Allowance for borrowed funds

       used during construction             (246)     (382)     (554)     (725)

        Total interest and other

        charges                            4,655     4,644     9,378     9,687


     NET INCOME                            7,886     7,859    20,393    20,896


       Preferred stock dividend              269       274       539       548


     NET INCOME APPLICABLE TO

      COMMON STOCK                      $  7,617  $  7,585  $ 19,854  $ 20,348


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.







     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CASH FLOWS

     (Unaudited)

                                                     Six Months Ended

                                                     June 30,

                                                     1999        1998

                                                     (in thousands)


     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income                                    $ 20,393    $ 20,896

       Adjustments to reconcile net income to net

       cash provided by operating activities:

         Depreciation and amortization                 22,433      21,264

         Deferred income taxes and investment

         tax credits, net                                (307)       (981)

         Allowance for other funds used

         during construction                               51           8

         Change in assets and liabilities:

          Receivables, net (including accrued

          unbilled revenues)                            8,274       7,037

          Inventories                                   5,654      (3,832)

          Accounts payable                            (10,348)     (7,087)

          Accrued taxes                                (2,647)     (2,035)

          Refunds from gas suppliers                   (1,107)       (297)

          Refunds to customers                          1,868        (163)

          Other assets and liabilities                 10,092      12,038

         Net cash provided by operating activities     54,356      46,848


     CASH FLOWS FROM INVESTING ACTIVITIES

       Construction expenditures (net of allowance for

       other funds used during construction)          (31,422)   (24,170)

       Demand side management program expenditures        (58)      (152)

       Change in nonutility property                        -        (10)

       Other                                             (262)      (131)

          Net cash used in investing activities       (31,742)   (24,463)


     CASH FLOWS FROM FINANCING ACTIVITIES

       First mortgage bonds                           (45,000)         -

       Dividends paid                                 (16,191)   (14,845)

       Reduction in preferred stock                      (116)         -

       Change in environmental improvement

       funds held by trustee                              (84)       (95)

       Change in notes payable                         38,395     (8,715)

       Other                                              213        262

          Net cash used in financing activities       (22,783)   (23,393)


     NET DECREASE IN CASH AND CASH EQUIVALENTS           (169)    (1,008)


     CASH AND CASH EQUIVALENTS AT

      BEGINNING OF PERIOD                                 512      1,114


     CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    343    $   106



     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.






     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS

     (Unaudited)

                                                     June 30,    December 31,

                                                     1999        1998

                                                     (in thousands)


     ASSETS

     UTILITY PLANT, at original cost:

       Electric                                      $1,149,334  $1,141,870

       Gas                                              150,551     150,136

                                                      1,299,885   1,292,006

       Less accumulated provision for depreciation      614,404     593,901

                                                        685,481     698,105

       Construction work in progress                     46,130      24,306

          Net utility plant                             731,611     722,411


     OTHER INVESTMENTS AND PROPERTY:

       Environmental improvement funds

       held by trustee                                    4,384       4,300

       Nonutility property and other, net                 1,577       1,577

          Total other investments and property            5,961       5,877


     CURRENT ASSETS:

       Cash and cash equivalents                            343         512

       Receivables, less allowance of $2,460

       and $2,156, respectively                          27,587      28,854

       Accrued unbilled revenues                         13,587      20,595

       Inventories                                       38,736      44,566

       Current regulatory assets                          7,555       9,527

       Other current assets                               3,056       2,776

          Total current assets                           90,864     106,830


     OTHER ASSETS:

       Unamortized premium on reacquired debt             4,050       4,226

       Postretirement benefits other than pensions            -         985

       Demand side management programs                   24,995      25,046

       Allowance inventory                                2,269       2,093

       Deferred charges                                  14,466      14,444

          Total other assets                             45,780      46,794


     TOTAL                                           $  874,216  $  881,912


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.







     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     BALANCE SHEETS

     (Unaudited)

                                                     June 30,    December 31,

                                                     1999        1998

                                                     (in thousands)


     SHAREHOLDERS' EQUITY AND LIABILITIES


     CAPITALIZATION:

     Common Stock                                    $ 78,258    $ 78,258

     Retained Earnings                                246,127     241,924

          Total common shareholders' equity           324,385     320,182

     Cumulative Nonredeemable Preferred

      Stock of Subsidiary                              11,090      11,090

     Cumulative Redeemable Preferred

      Stock of Subsidiary                               7,500       7,500

     Cumulative Special Preferred

      Stock of Subsidiary                                 692         808

     Long-Term Debt, net of current maturities        169,799     169,762

          Total capitalization, excluding bonds

          subject to tender (see Consolidated

          Statements of Capitalization)               513,466     509,342


     CURRENT LIABILITIES:

     Current Portion of Adjustable Rate Bonds

      Subject to Tender                                53,700      53,700

     Current Maturities of Long-Term Debt,

      Interim Financing and Long-Term

      Partnership Obligations:

          Maturing long-term debt                           -      45,000

          Notes payable                                83,584      50,759

          Notes payable to Associated Company          20,500      14,930

           Total current maturities of long-term

           debt and interim financing                 104,084     110,689


     Other Current Liabilities:

          Accounts payable                             17,779      28,127


          Dividends payable                               117         120

          Accrued taxes                                 2,124       4,772

          Accrued interest                              4,082       4,676

          Refunds to customers                          2,916       2,156

          Other accrued liabilities                    24,688      18,544

            Total other current liabilities            51,706      58,395

             Total current liabilities                209,490     222,784


     OTHER LIABILITIES:

       Accumulated deferred income taxes              118,555     118,147

       Accumulated deferred investment tax credits,

       being amortized over lives of property          18,087      18,801

       Postretirement benefits other than pensions     13,006      11,337

       Other                                            1,612       1,501

          Other liabilities                           151,260     149,786


     TOTAL                                           $874,216    $881,912


     The accompanying Notes to Consolidated Financial Statements are an

      integral part of these statements.







     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF CAPITALIZATION

     (Unaudited)

                                                     June 30,    December 31,

                                                     1999        1998

                                                     (in thousands)


     COMMON SHAREHOLDERS' EQUITY

     Common Stock, without par value, authorized

     50,000,000 shares, issued 15,754,826            $ 78,258    $ 78,258

     Retained Earnings, $2,174 restricted as

     to payment of cash dividends on common stock     246,127     241,924

          Total common shareholders' equity           324,385     320,182


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

     outstanding 6,917 and 8,077 shares,

     respectively, redeemable at $100 per share           692         808


     LONG-TERM DEBT, NET OF CURRENT MATURITIES

     First mortgage bonds                             169,915     169,915

     Notes payable                                      1,000       1,000

     Unamortized debt premium and discount, net        (1,116)     (1,153)

          Total long-term debt                        169,799     169,762


     CURRENT PORTION OF ADJUSTABLE RATE POLLUTION

     CONTROL BONDS SUBJECT TO TENDER, DUE

          2025, Series A, presently 3.00%              31,500      31,500

          2030, Series C, presently 3.05%              22,200      22,200

                                                       53,700      53,700


     TOTAL CAPITALIZATION, including bonds

      subject to tender                              $567,166    $563,042


     The accompanying Notes to Consolidated Financial Statements are an

     integral part of these statements.







     SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

     STATEMENTS OF RETAINED EARNINGS

     (Unaudited)


                                                     Six Months Ended

                                                     June 30,

                                                     1999       1998

                                                     (in thousands)


     Balance Beginning of Period                     $241,924   $228,570

     Net Income                                        20,394     20,896

                                                      262,318    249,466

     Preferred Stock Dividends                            539        548


     Common Stock Dividends                            15,652     14,297

                                                       16,191     14,845


     Balance End of Period (See Consolidated

       Statements of Capitalization for restriction) $246,127   $234,621


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

        (SIGECO), a gas and electric utility  which accounts for

        over 90% of SIGCORP's net income for the six months

        ended June 30, 1999, and ten nonregulated subsidiaries.


           On June 14, 1999, the announcement was made that

        Indiana Energy, Inc. (IEI) and SIGCORP have agreed to be

        merged into a new holding company to be named Vectren

        Corporation (Vectren).  The merger requires shareholder

        and regulatory approvals which are expected to be

        completed in six to nine months.


     2. General


           It is suggested that these consolidated financial

        statements be read in conjunction with the consolidated

        financial statements and the notes thereto included in

        SIGCORP's and SIGECO's 1998 Annual Report or Form 10-K.


           The consolidated statements include the accounts of

        SIGCORP, Inc. and eleven of its wholly-owned

        subsidiaries: Southern Indiana Gas and Electric Company

        (SIGECO), Southern Indiana Properties, Inc. (SIPI),

        Energy Systems Group, Inc. (ESGI), Southern Indiana

        Minerals, Inc. (SIMI), SIGCORP Energy Services, Inc.

        (Energy), SIGCORP Capital, Inc. (Capital), SIGCORP

        Communications, Inc. (Communications), SIGCORP Fuels,

        Inc. (Fuels), SIGECO Advanced Communications, Inc.



        (Advanced Communications), SIGCORP Environmental

        Services, Inc. (Environmental Services) and SIGCORP

        Power Marketing, Inc. (Power), not yet active, and

        include all adjustments which are, in the opinion of

        management, necessary for a fair statement of the

        financial position and results of operations.  Because

        of seasonal and other factors, the earnings for the six

        months ending June 30, 1999 should not be taken as an

        indication for all or any part of the balance of 1999.


     3. Cash Flow Information


           For the purposes of the Consolidated Balance Sheets

        and Consolidated Statements of Cash Flows, SIGCORP and

        SIGECO consider all highly liquid debt instruments

        purchased with an original maturity of three months or

        less to be cash equivalents.


           SIGCORP, for the six months ended June 30, 1999 and

        1998, paid interest (net of amounts capitalized) of

        $11,295,000 and $10,803,000, respectively, and income

        taxes of $13,624,000 and $16,462,000, respectively.

        Additionally, SIGCORP is involved in several

        partnerships which are partially financed by partnership

        obligations amounting to $845,000 and $2,358,000 at June

        30, 1999 and December 31, 1998, respectively.


           SIGECO, for the six months ended June 30, 1999 and

        1998, paid interest (net of amounts capitalized) of

        $9,698,000 and $9,054,000, respectively, and $14,766,000

        and $14,795,000, respectively.


     4.Long-Term Debt


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

        On April 1, SIGECO repaid the $45,000,000 6% Series of

        1993 First Mortgage Bonds and a $20,000,000 commercial

        loan with short-term borrowings.  On July 26,1999,

        $80,000,000 of 6.72% Senior Notes due August 1, 2029

        were issued to retire $80 million of short-term debt,

        including the above amounts.


     5.Earnings Per Share


       The following table illustrates the basic and diluted

       earnings per share calculations:




                            Six Months Ended             Six Months Ended

                            June 30, 1999                June 30, 1998

                         Net             Per Share Net               Per Share

                         Income  Shares Amount    Income   Shares   Amount

                   (in thousands except for per share amounts)



     Basic EPS           $20,791 23,631 $0.88     $25,433  23,631    $1.08


     Effect of dilutive

     securities                     114                       103


     Diluted EPS         $20,791 23,745 $0.88     $25,433  23,734    $1.07




       Basic earnings per common share were computed by dividing

       net income by the weighted average number of shares of

       common stock outstanding during the year.  Diluted

       earnings per common share were determined using the

       treasury stock method for dilutive stock options.


     6. Segments of Business


           SIGCORP and SIGECO adopted SFAS No. 131 ''Disclosures

        about Segments of an Enterprise and Related

        Information'' in 1998.  SFAS No. 131 establishes

        standards for reporting information about operating

        segments in financial statements and disclosures about

        products and services and geographic areas.  Operating

        segments are defined as components of an enterprise for

        which separate financial information is available and is

        evaluated regularly by the chief operating decision

        maker in deciding how to allocate resources and in

        assessing performance.


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



     Six Months Ended June 30 (in thousands)        1999         1998
     Operating revenues:
       Electric                                     $  144,789   $  142,753
       Gas                                              40,214       40,213
       Gas marketing                                    93,599       86,165
       Investment operations                               514          474
       All other                                        12,902       11,958
       Total                                           292,018      281,563
     Interest income:
       Electric <F1>                                       116          147
       Gas <F1>                                             11           14
       Gas marketing                                        34           44
       Investment operations                             1,229        2,067
       All other                                         2,817        2,455
       Total                                             4,207        4,727
     Interest expense:
       Electric <F1>                                     8,788        9,167
       Gas <F1>                                            869          907
       Gas marketing                                        66           84
       Investment operations                             1,386        1,383
       All other                                         2,353        1,906
       Total                                            13,462       13,447
     Income taxes:
       Electric                                         10,258       10,908
       Gas                                               1,607        1,260
       Gas marketing                                        37          101
       Investment operations                            (1,348)        (881)
       All other                                          (260)         (43)
       Total                                            10,294       11,345
     Net income:
       Electric                                         16,840       17,836
       Gas                                               3,014        2,512
       Gas marketing                                        62          177
       Investment operations                             1,317        4,787
       All other                                          (442)         121
       Total                                            20,791       25,433
     Depreciation and amortization expense:
       Electric                                         20,119       19,103
       Gas                                               2,315        2,162
       Gas marketing                                        32           12
       Investment operations                                69           50
       All other                                           101           47
       Total                                            22,636       21,374
     Capital expenditures:


       Electric                                         26,152       20,759
       Gas                                               5,217        3,404
       Gas marketing                                        12           31
       Investment operations                                 -            -
       All other                                           358        1,953
       Total                                            31,739       26,147
     Identifiable assets:
       Electric <F2>                                   734,341      721,852
       Gas <F2>                                        139,875      137,496
       Gas marketing                                    23,356       19,443
       Investment operations                            89,314       90,508
       All other                                       479,548      426,564
       Total assets                                 $1,466,434   $1,395,863

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






     Six Months Ended June 30 (in thousands)       1999         1998


     Operating revenues:

        Total revenues for segments                $  292,018   $  281,563

        Elimination of intersegment revenues           (9,937)      (7,187)

        Total consolidated revenues                   282,081      274,376

     Interest income:

        Total interest income for segments              4,207        4,727

        Elimination of intersegment interest           (2,013)      (1,775)

        Total consolidated interest income              2,194        2,952

     Interest expense:

        Total interest expense for segments            13,462       13,447

        Elimination of intersegment interest           (2,013)      (1,775)

        Total consolidated interest expense            11,449       11,672

     Identifiable assets:

        Total assets for segments                   1,466,434    1,395,863

        Elimination of intersegment assets           (443,277)    (366,345)

        Total consolidated assets                  $1,023,157   $1,029,518







     Southern Indiana Gas and Electric Company

     Six Months Ended June 30 (in thousands)            1999      1998


     Operating revenues:

       Electric                                   $144,789       $142,753

       Gas                                          40,214         40,213

        Total                                       185,003        182,966

     Interest income:

        Electric <F1>                                   116            147

        Gas <F1>                                         11             14

        Total                                           127            161

     Interest expense:

        Electric <F1>                                 8,788          9,168

        Gas <F1>                                        869            907

        Total                                         9,657         10,075

     Identifiable assets:

        Electric <F2>

        Gas <F2>                                    139,875        137,576

        Total assets                               $874,216       $859,848


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

     These statements typically contain, but are not limited to the terms ''anticipate'', ''expect'', ''potential'',

     ''estimate'' and similar words, and actual results may

     differ materially due to the speed and nature of increased competition and deregulation in the electric and gas

     utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy

     services, changing energy market prices, legislative and

     regulatory changes including revised environmental

     requirements, impacts of Year 2000 issues, industry

     restructuring, availability and cost of capital, and other similar factors.


     RESULTS OF OPERATIONS


     Basic earnings were $.35 and $.88 per share for the three-

     month and six-month periods ending June 30, 1999 compared

     to basic earnings of $.38 and $1.08 per share,

     respectively, for the second quarter and first six months

     of 1998.  The factors affecting earnings follow:






                                                             Qtr    6 Mos


     Period ended June 30, 1998                          $.38      $1.08

     Weather                                             (.04)         -

     Electric sales to other utilities and

      power marketers                                    (.08)      (.06)

     Utility O&M expense                                  .09<F1>   .01<F1>

     Utility depreciation expense                        (.01)      (.03)

     Nonregulated gas energy services and

     nonutility operations                               (.03)      (.18)

     Other                                                .04        .06

     Period ended June 30, 1999                          $.35       $.88


     <F1> Reflects $.05 per share provision for uncollectible Federal Energy revenues in June 1998





     REVENUES  Second quarter electric utility revenue declined

     $3.7 million, or 5%, due to 43% fewer power sales to other utilities and power marketers and lower unit prices for

     those sales, reflecting milder weather than a year ago when temperatures, 23 percent warmer than normal, and a June

     heat wave greatly increased demand for energy and

     substantially widened wholesale unit margins in a tight

     supply market.  Despite a 5% decline in weather-sensitive

     residential sales, total retail and firm wholesale electric sales increased 2% during the second quarter of 1999

     compared to the same period a year ago, reflecting the

     continued strength of the local economy.  Commercial and

     industrial electric sales rose 2% and 5%, respectively,

     while 29% warmer temperatures in April (in terms of heating degree days) and 31% cooler temperatures (in terms of

     cooling degree days) during the remainder of the quarter

     caused the decrease in residential sales.  Excluding one-

     time charges to other operation expenses in June 1998 for

     anticipated
     uncollectible revenues from a defaulting power marketer,

     second quarter earnings from sales to other utilities and

     power marketers decreased $0.08 per share compared to the

     same period a year ago.


     Despite the warmer April weather, gas sales were relatively unchanged during the period, but total sales and

     transported volumes increased 13% during the current

     quarter reflecting the area's growth in commercial and

     industrial activity.



     The greater activity of SIGCORP's natural gas marketing

     subsidiary, SIGCORP Energy Services (Energy), whose

     revenues were up $3.3 million, was the primary reason for a

     $2.1 million increase in energy services and other

     nonregulated revenues during the quarter ending June 30,

     1999.


     For the six-month period ending June 30, 1999, electric

     revenues were $2.0 million (1.4%) greater than the same

     period a year ago due primarily to stronger system sales

     and a more favorable sales mix during the first quarter.

     Total electric sales were up 3% for the six-month period,

     reflecting a 4% increase in system sales; sales to other

     utilities and power marketers were comparable to the same

     period in 1998.  Gas revenues for the current six-month

     period equaled gas revenues from a year ago; although gas

     sales were up 11% during the recent six-month period,

     chiefly due to colder temperatures during the first quarter of 1999, lower unit costs of purchased natural gas

     recovered through revenues decreased related gas revenues.

     Revenues from SIGCORP's natural gas marketing subsidiary,

     SIGCORP Energy Services (Energy), rose $7.4 million during the six months ending June 30, 1999 from continued growth

     in sales and services throughout the period and accounted

     for the $5.7 million increase in energy services and other nonregulated revenues during the current period.  Fewer

     coal sales by SIGCORP's Fuels subsidiary during the six-

     month period ending June 30, 1999 to customers other than

     SIGECO was the primary reason for a $1.7 million reduction in revenues from nonregulated operations other than Energy.


     OPERATING EXPENSES  In total, costs for fuel for electric

     generation and purchased electric energy during the second quarter of 1999 declined slightly ($.5 million) on sales

     volumes comparable to the same period in 1998, and

     increased $1.8 million (5%) during the recent six-month

     period due to a 3% increase in total electric sales and

     higher prices for wholesale market power purchased for

     resale during the first three months of 1999.  Despite

     increased gas sales, cost of gas sold decreased 10% and 5%,

     respectively, during the current three- and six-month

     periods due to a 17% and a 14% decline, respectively, in

     the average per unit costs of gas sold during those

     periods.  The cost of energy services and other revenues,

     which was chiefly the cost of natural gas purchased for

     resale by Energy, increased $2.7 million and $6.6 million,

     respectively, during the second quarter and first six

     months of 1999 compared to the same periods in 1998 due

     primarily to Energy's increased sales.  Other operation

     expenses were down $1.6 million (8%) in the second quarter reflecting a $1.8 million decrease in utility operation

     expenses and a $.2 million increase in operation expenses



     at SIGCORP's newer nonregulated subsidiaries.  The decrease in other operation expenses at SIGECO reflects the $2.0

     million provision in June 1998 for uncollectible revenues

     from a wholesale power marketer.  SIGCORP's maintenance

     expense decreased $1.5 million during the current three-

     month period compared to the second quarter in 1998 when

     maintenance expenditures at SIGECO's generating plants and other facilities were greater than anticipated.

     Maintenance expense for the first six months of 1999 was up

     2% over the same period in 1998 due to greater scheduled

     maintenance expenditures by SIGECO during the first quarter of 1999.


     INTEREST AND OTHER CHARGES  Total interest and other

     charges increased $.8 million in the second quarter of 1999 due to an equal decline in interest income on investments

     by SIGCORP's Southern Indiana Properties, Inc. (SIPI)

     subsidiary.  During the six months ending June 30, 1999,

     total interest and other charges rose $5.1 million due to a substantial decrease in other nonutility income during the first quarter of 1999 compared to the same period in 1998,

     which included a $2.9 million after-tax gain on the

     liquidation of SIPI's equity position in a leveraged lease and a $1.4 million decrease in sales to another utility of a portion of SIGECO's emission

     allowances under a five year agreement beginning in 1995.

     Total interest expense was comparable to the same period a year ago.  A $1.6 million decrease in interest on long-term debt during the current quarter and a $2.8 million decline in this expense for the first six months of 1999 reflected lower average interest rates resulting from SIGECO's 1998

     refunding of $80.3 million of tax-exempt bond issues with

     an equal amount of tax-exempt bonds, and a reduction of

     long-term debt due to the 1998 refunding of $14 million of first mortgage bonds and the April 1999 refunding of $45

     million of first mortgage bonds, with short-term debt (see

     ''Financing Activities'').  The resultant increase in

     SIGECO's short-term debt is reflected in increases in

     short-term interest expense during the reporting periods.


     EARNINGS  For the second quarter of 1999, nonutility

     earnings declined $.03 per share, primarily due to lower

     earnings at SIPI; utility earnings were unchanged.  During the second quarter of 1999, utility earnings were favorably impacted by SIGECO's substantially lower non-fuel operation and maintenance expenses and the growth-related increases

     in electric sales, all of which were fully offset by fewer sales to other utilities and power marketers and related

     lower unit prices, fewer sales to residential electric

     customers and higher depreciation expense.  Absent the $2.9 million ($.12 per share) after-tax gain realized at SIPI

     during the first quarter of 1998, basic earnings for the

     six-month period would have been $.08 per share below the

     same period 1998 earnings.


     PENDING MERGER  On June 14, 1999, SIGCORP announced an

     agreement to merge with Indiana Energy, Inc. (IEI) in an

     all-stock pooling transaction through which a new holding

     company, Vectren Corporation, would be formed.  In a tax-

     free exchange, SIGCORP shareholders would receive one and

     one-third shares of Vectren stock for each share of SIGCORP stock, while IEI shares would be exchanged on a one-for-one basis.  The merger would create a company with more than

     650,000 customers providing gas and/or electric service in adjoining service areas covering nearly two-thirds of

     Indiana and assets of approximately $1.8 billion.

     Completion of the merger is expected in six to nine months.

     Management expects to generate $200 million in cost

     savings/avoidance over a ten-year period, net of the one-

     time merger transaction costs estimated to total $40

     million.


     ENVIRONMENTAL MATTERS  (Refer to ''Environmental Matters''

     in Management's Discussion and Analysis of Results of

     Operations and Financial Condition in SIGCORP's 1998 Form

     10-K for further discussion of environmental matters.)  In

     July 1997, the United States Environmental Protection

     Agency (USEPA) issued its final rule which revised the

     national ambient air quality standard for ozone by setting a lower concentration limit and changing measurement

     methods.  It is anticipated that the number of ozone

     nonattainment counties in the United States will increase

     significantly.  The USEPA has encouraged states to target

     utility coal-fired boilers for the majority of the

     reductions required, especially NOx emissions.

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


     During the second quarter of 1999, the USEPA lost two

     federal court challenges to key air-pollution control

     requirements.  In the first ruling by the U.S. Circuit

     Court of Appeals for the District of Columbia on May 14,

     1999, the Court struck down the USEPA's attempt to tighten the one-hour ozone standard to an eight-hour standard and

     the attempt to tighten the standard for particulate

     emissions, finding the actions unconstitutional.  In the

     second ruling by the same Court on May 25, 1999, the Court placed an indefinite stay on the USEPA's attempts to reduce the allowed NOx emissions rate from levels required by the

     Clean Air Act Amendments of 1990.  The USEPA has filed

     appeals on both court rulings.


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

     SIGCORP's Year 2000 Task Force. SIGECO has completed a

     detailed inventory of all systems and devices, including

     imbedded technology in the operational areas, determined to be date-sensitive.  All systems and devices in the

     inventory have been rated on criticality and likelihood of failure and prioritized for testing.  Due to functional

     obsolescence, under its general business plan SIGECO has

     recently replaced, or is currently replacing, all of its

     known major noncompliant mission-critical information and

     control systems with systems incorporating Year 2000-ready technology.  As of June 30, 1999, SIGECO has tested all of its mission-critical systems and devices and remediated

     those systems and devices found not ready for 2000, thus

     meeting the North American Electric Reliability Council

     (NERC)-imposed deadline to ensure Y2K readiness of SIGECO's operations.


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

     2000-ready, testing of which is substantially completed.

     The first and largest phase of the financials/supply chain systems project was successfully implemented September 1,

     1998 and the smaller, final phase of the financials/supply chain systems project, the payroll/HR information system

     was successfully implemented in July 1999.

     At SIGECO's base-load generating stations, all noncompliant critical control and data systems have been replaced or

     were scheduled to be replaced in 1999 due to functional

     obsolescence.  The 1999 projects were completed by June 30,

     1999.


     Based on the findings of SIGECO's detailed inventory and

     related testing completed to date, it is anticipated that

     there will be a low number of smaller noncritical systems

     and items requiring Year 2000-readiness upgrades or

     replacement, most of which have been completed.



     SIGCORP's contingency planning has been completed, and

     SIGECO's detailed contingency plan was filed with the

     Indiana Utility Regulatory Commission on June 30, 1999.

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


     SIGCORP estimates the remaining amounts required to be

     expensed for Year 2000-readiness modifications and

     replacements to total less than $250,000.  SIGECO expects

     to complete the replacement of all noncompliant mission-

     critical information and control systems before 2000,

     except its existing billing system which will have been

     remediated and will be used until the new system is

     completed.



                                                                      Estimated

                                              Incurred throughRemaining 1999

                                              June 1999       Expenditures


     Capital expenditure requirement
     for replacement of critical:

     information and generating station
     control systems not in compliance
     but replaced due to functional
     obsolescence                            $24,700,000     $2,500,000


     Expense of Year 2000-readiness
     modifications to existing
     critical systems or replacements
     treated as expense                      $  1,500,000   $   250,000



     MARKET RISK  SIGCORP is exposed to market risk due to

     changes in interest rates and changes in the market price

     for electricity and natural gas resulting from changes in

     supply and demand.  Exposure for interest rate changes

     relates to its long-term debt and preferred equity and

     partnership obligations.  Exposure to electricity market

     price risk relates to forward contracts to effectively

     manage the supply of, and demand for, the electric

     generation capability of SIGECO's generating plants related to its wholesale power marketing activities.  Exposure to

     natural gas price risk relates to forward contracts taken

     by Energy to manage its exposure to commodity price risks

     in providing natural gas supplies to its customers.  SIGECO is not currently exposed to market risk for purchases of



     electric power and natural gas for its retail customers due to current Indiana regulations which allow for full cost

     recovery of such purchases through SIGECO's fuel and

     natural gas cost adjustment mechanisms.  SIGECO and Energy do not utilize financial instruments for trading or

     speculative purposes.  As of June 30, 1999, management

     believes exposure from these positions did not change

     materially from December 31, 1998, and was not material.

     (Refer to ''Market Risk'' in Management's Discussion and

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

     Additionally, SIGCORP may periodically make capital

     investments in nonregulated operations.  Construction

     expenditures (excluding allowance for other funds used

     during construction) incurred during the six months ending

     June 30, 1999 totaled $31.4 million and were 88% funded

     with internally generated cash.  Cash provided from

     operations increased $7.3 million during the current six-

     month period compared to the same period in 1998.  Cash

     required for investing and financing activities increased

     $11.5 million for the six months ended June 30, 1999

     compared to the same period a year ago.


     SIGCORP estimates that SIGECO's construction expenditures

     for the five-year period 1999-2003 will total approximately

     $280 million, including approximately $10 million to

     complete several comprehensive information systems which

     are necessary to fulfill expanding customer service needs

     and to better manage SIGECO's resources, but exclude

     construction expenditures that may be required to comply

     with new USEPA air quality standards discussed in

     AEnvironmental Matters@ which could range from estimates of

     $10 million to $90 million.  Additionally, SIGCORP expects to invest approximately $75 million during the five-year

     period to implement its recently announced Income / Growth strategy which, among other initiatives, incorporates the

     expansion of SIGCORP's energy services businesses through

     the acquisition of electrical contracting and HVAC

     companies in an eight-state region to provide industrial,

     commercial and institutional customers total energy

     solutions.


     FINANCING ACTIVITIES  The only financing activity during

     the second quarter of 1999 was a $44.9 million increase in short-term notes payable representing the April 1, 1999

     refunding of $45 million of SIGECO's first mortgage bonds

     with short-term debt.  On July 26, 1999, $80 million in

     short-term borrowings, including the above amount, were

     refunded with the issue of $80 million of 6.72% Senior

     Notes due August 1, 2029.


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


          NONE


     Item 5.  Other Information


          NONE


     Item 6.  Exhibits and Reports on Form 8-K


          (a) 3)   Exhibits:


                    SIGCORP and SIGECO


                    EX-4(a)  Supplemental Indenture dated July

        1, 1999 to the Mortgage and Deed of Trust between



        Southern Indiana Gas and Electric Company and Bankers

        Trust Company, as Trustee, for the First Mortgage Bonds,

        6.72% Senior Note Series of 1999 due August 1, 2029.


                    EX-4(b)  First Supplemental Indenture dated

     July 1, 1999 between Southern Indiana Gas and Electric

     Company and Bankers Trust Company, as Trustee, for the

     6.72% Senior Notes due August 1, 2029.


          (b)      Reports on Form 8-K


                    The Agreement and Plan of Merger between

     Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation

     dated June 11, 1999 was filed with the SEC on June 15,

     1999.

                              SIGNATURES





        Pursuant to the requirements of the Securities Exchange

     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly

     authorized.


     SIGCORP, Inc

     (Registrant)


    /s/ T. L. Burke

     T. L. Burke

     Secretary and Treasurer



     Date August 16, 199                                                       9


     SOUTHERN INDIANA GAS AND

     ELECTRIC COMPANY



     s/ S. M. Kerney

     S. M. Kerney

     Controller



     Date    August 16, 1999