Form 10-K405
period 1999-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2000-03-30
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

                             OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

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

                                                   Name of each exchange
Registrant                 Title of each class     on which registered
SIGCORP, Inc.             Common Stock, Without    New York Stock Exchange
                          Par Value
                          Rights to Purchase       New York Stock Exchange
                          Common Stock

Southern Indiana Gas      None
and Electric Company

Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange
Registrant               Title of each class     on which registered
SIGCORP, Inc.            None

Southern Indiana Gas     Cumulative Preferred    New York Stock Exchange
                         Stock,
and Electric Company     $100 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether all Registrants (1) have
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrants were required to file such reports), and (2)
have been subject to such filing requirements for the past
90 days: Yes   X   No __

At February 29, 2000, the aggregate market values of SIGCORP, Inc. Common Stock, Without Par Value, and Southern
Indiana Gas and Electric Company Cumulative Preferred Stock,
$100 Par Value, 185,895 shares, held by non-affiliates were $511,011,033 and $15,325,490, respectively.

As of February 29, 2000, the number of shares outstanding of each of the Registrants' classes of common stock were:

SIGCORP, Inc.:           Common stock, no par value, 23,630,568 shares


Southern Indiana Gas and Common stock, no par value, 15,754,826 shares
Electric Company:        outstanding and held by SIGCORP, Inc.


Documents Incorporated by Reference
None



This combined Form 10-K is separately filed by SIGCORP, Inc.
and Southern Indiana Gas and Electric Company.

                              Table of Contents
Item                                                               Page
Number                                                             Number
                                    Part I
      1       Business                                               4
      2       Properties                                            14
      3       Legal Proceedings                                     14
      4       Submission of Matters to Vote of Security Holders     15


                                    Part II

      5       Market for Registrant's Common Equity
                and Related Security Holder Matters                 16
      6       Selected Financial Data                               17
      7       Management's Discussion and Analysis
                of Results of Operations and Financial Condition    18
      8       Financial Statements and Supplementary Data           31
      9       Disagreements on Accounting and Financial
                Disclosure                                          65

                                    Part III

     10       Directors and Executive Officers of
                the Registrants                                     66
     11       Executive Compensation and Transactions               67
     12       Security Ownership of Certain Beneficial
                Owners and Management                               73
     13       Certain Relationships and Related
                Transactions                                        74


                                    Part IV

     14       Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                 75
     15       Subsidiaries of the Registrant                        81
     16       Signatures                                            82









                           PART I

Item 1.  BUSINESS

SIGCORP and SIGECO

     This discussion includes forward looking statements based on information currently available to management.
Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "expect", "potential", "estimate" and similar words, and actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric and gas utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes including revised environmental requirements, impacts of Year 2000 issues, availability and cost of capital, the pending merger with Indiana Energy, Inc. and other similar factors.

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

     Effective January 1, 1996, the new holding company, SIGCORP, became the parent of SIGECO, which accounts for over 80% of SIGCORP's net income, and four of SIGECO's former wholly-owned nonregulated subsidiaries: Energy
Systems Group, Inc., Southern Indiana Minerals, Inc.,
Southern Indiana Properties, Inc. and ComSource, Inc. All of the shares of SIGECO's common stock were exchanged on a one-for-one basis for shares of SIGCORP, while all of SIGECO's debt securities and all of its outstanding shares of preferred stock remained securities of SIGECO and were unaffected. (See "Nonregulated Subsidiaries - General" and
Note 1 of the Notes to Consolidated Financial Statements, page 48, for further discussion.)

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

     On June 14, 1999, SIGCORP announced an agreement to merge with Indiana Energy, Inc. (IEI) in an all-stock pooling transaction through which a new holding company, Vectren Corporation, would be formed. (See "Pending Merger" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATION AND FINANCIAL CONDITION, Page 18, and Note 1 of the Notes to Consolidated Financial Statements, page 48, for further discussion.)

SIGECO - GENERAL

     SIGECO is an operating public utility incorporated June
10, 1912, under the laws of the State of Indiana, engaged in the generation, transmission, distribution and sale of electric energy and the purchase of natural gas and its transportation, distribution and sale in a service area which covers ten counties in southwestern Indiana.

     Electric service is supplied directly to Evansville and 74 other cities, towns and communities, and adjacent rural areas. Wholesale electric service is supplied to an additional eight communities. At December 31, 1999, SIGECO served 126,605 electric customers and was also obligated to provide for firm power commitments to the City of Jasper, Indiana and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability
Group (ECAR).


     At December 31, 1999, SIGECO supplied gas service to
109,388 customers in Evansville and 64 other nearby communities and their environs. Since 1986, SIGECO has purchased its natural gas supply requirements from numerous suppliers. During 1999, thirty-two suppliers were used.

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

SIGECO - LINES OF BUSINESS

     The percentages of operating revenues and operating income before income taxes attributable to the electric and gas operations of SIGECO for the five years ended December
31, 1999, were as follows:


                                             Year Ended December 31,
                                    1995    1996    1997   1998    1999
Operating Revenues:
Electric                            81.3%   74.2%   76.1%  81.7%   81.8%
Gas                                 18.7    25.8    23.9   18.3    18.2

Operating Income Before Income
Taxes:
Electric                            96.4%   89.0%   87.1%  90.8%   91.7%
Gas                                  3.6    11.0    12.9    9.2     8.3

     Reference is made to Note 9 of the Notes to Consolidated Financial Statements, page 48, for Segments of
Business data.

SIGECO - ELECTRIC BUSINESS

     SIGECO supplies electric service to 126,605 customers, including 110,064 residential, 16,344 commercial, 173 industrial, 19 public street and highway lighting, and five municipal customers.

     SIGECO's installed generating capacity as of December 31, 1999 was rated at 1,256,000 kilowatts (Kw). Coal-fired generating units provide 1,041,000 Kw of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215,000 Kw.

     In addition, SIGECO has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, providing an ability to simultaneously interchange approximately 750,000 Kw.

     Record-breaking peak conditions occurred on July 6, 1999, when SIGECO's system summer peak load reached 1,140,800 Kw. SIGECO's total load, including its firm power commitments to the City of Jasper, Indiana, for each of the years 1995 through 1999 at the time of the system summer peak, and the related reserve margin, are presented below.

Date of Summer     8-17-95    8-21-96     7-14-97    7-21-98     7-6-99
Peak Load
Company System
Peak Load (Kw)
                   1,021,000    999,800   1,022,700  1,082,500   1,140,800
Firm Power
Commitments at
Peak                  60,800     53,500      63,700     46,800      58,700
Total at Peak      1,081,800  1,053,300   1,086,400  1,129,300   1,199,500

Total Generating
Capability (Kw)    1,236,000  1,236,000   1,236,000  1,256,000   1,256,000
Reserve Margin at
Peak                     14%        17%         14%        11%          5%

     The winter peak load of the 1998-1999 season of 834,200
Kw occurred on January 5, 1999 and was 9.3% higher than the previous winter peak load of 763,200 Kw which occurred on March 11, 1998.

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

     SIGECO (a summer peaking utility) has an agreement with Hoosier Energy Rural Electric Cooperative, Inc. (Hoosier Energy) for the sale of firm peaking power to Hoosier Energy during the annual winter heating season (November 15-March
15). The contract made available 222 Mw during the 1999-2000 winter season, and was terminated March 15, 2000.

     Electric generation for 1999 was fueled by coal (98.8%) and natural gas (1.2%). Oil was used only for testing of gas/oil-fired peaking units.

     Historically, coal for SIGECO's coal-fired generating stations has been purchased from operators of nearby Indiana strip mines pursuant to long-term contracts. Over the past several years, SIGECO has been actively involved in intensive contract negotiations and legal actions to reduce coal costs and thereby lower electric rates. The initial long-term coal contracts to be renegotiated and eventually bought out were those supplying SIGECO's Culley Generating Station and Warrick Unit 4. Net savings from these actions, estimated to total approximately $59 million, were passed back to SIGECO's electric customers through the fuel adjustment clause. The coal used in these plants is blended, when necessary, to meet specifications set in conformance with the requirements of the Indiana State Implementation Plan for sulfur dioxide issued under federal laws regulating air quality (Clean Air Act). Approximately 1,615,000 tons of coal were used during 1999 in the generation of electricity at the Culley Station and Warrick Unit 4 with the majority of the coal used at the Culley Station supplied by SIGCORP's subsidiary, SIGCORP Fuels, Inc (see "Nonregulated Subsidiaries - General", page 8). Culley Units 2 and 3 were equipped with flue gas desulfurization equipment as part of the Clean Air Act Compliance Plan.
(See "Environmental Matters", page 11, for further discussion.) SIGECO's remaining long-term contract coal supplier supplied the A. B. Brown Generating Station. On April 10, 1995, SIGECO reached an agreement with this coal supplier, effective July 16, 1995, to buy out the remainder of SIGECO's contractual obligations, enabling it to acquire lower-priced spot market coal. SIGECO estimates the total savings in coal costs resulting from the buyout, net of total buyout costs, approximated $58 million through December 31, 1998, the term of the original contract. The net savings from this coal contract renegotiation have been passed back to SIGECO's retail and firm wholesale electric customers through the fuel adjustment clause. The amount of coal burned at A. B. Brown Generating Station during 1999 was approximately 1,372,000 tons. Both units at the generating station are equipped with flue gas desulfurization equipment so that coal with a higher sulfur content can be used. There are substantial coal reserves in the southern Indiana area. The average cost (including contract buyout costs) of all coal consumed in generating electrical energy for the years 1995 through 1999 was as follows:


                                             Average Cost
                Average Cost   Average Cost  Per Kwh
        Year    Per Ton        Per MMBTU     (In Mills)
        1995      30.02           1.33       14.10
        1996      26.01           1.16       12.40
        1997      20.75           0.91        9.80
        1998      21.34           0.94        9.97
        1999      21.88           0.96       10.13

     The Broadway Turbine Units 1 and 2, Northeast Gas Turbines and A. B. Brown Gas Turbine, when used for peaking, reserve or emergency purposes, use natural gas for fuel. Number 2 fuel oil can also be used in the Broadway Turbine Units and the Brown Gas Turbine.

     All metered electric rates contain a provision for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power through the operation of a fuel adjustment clause unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of fuel cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the fuel cost adjustment filing exceeds the total operating income authorized by the Indiana Utility Regulatory Commission (IURC) during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve-month period provided in the fuel cost adjustment filing. During 1997-1999, neither restriction affected SIGECO. As prescribed by order of the IURC, the adjustment factor is calculated based on the estimated cost of fuel and the net energy cost of purchased power in a designated future quarter. The order also provides that any over- or underrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses. On August 18, 1999, the IURC issued a generic order establishing new guidelines for the recovery of the net energy cost of purchased power through fuel adjustment clauses. The order requires each utility to establish a benchmark which is the utility's highest on-system fuel cost per kilowatt-hour during the most recent annual period. If the utility's weekly average purchased power costs were less than the benchmark cost of fuel, those costs would be recoverable through the fuel clause as "fuel costs included in purchased power". If the utility's weekly average purchased power costs exceeded the "benchmark", the utility would be required to provide evidence supporting the reasonableness of the costs incurred. SIGECO does not anticipate any limitation of recoverability of its purchased power costs under this generic order. The Office of the Utility Consumer Counselor has appealed the generic order to the Indiana Court of Appeals.

     SIGECO participates in research and development in which the primary goal is cost savings through the use of new technologies. This is accomplished, in part, through the efforts of the Electric Power Research Institute (EPRI). In 1999, SIGECO paid $1,014,000 to EPRI to help fund research and development programs such as advanced clean coal burning technology.

     SIGECO is participating with 14 other electric utility companies through Ohio Valley Electric Corporation (OVEC) in arrangements with the United States Department of Energy
(DOE), to supply the power requirements of the DOE plant near Portsmouth, Ohio. The sponsoring companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. The proceeds from the sale of power by OVEC are designed to be sufficient to meet all of its costs and to provide for a return on its common stock. During 1999, SIGECO's participation in the OVEC arrangements was 1.5%.

     SIGECO participates with seven other utilities and 31 other affiliated groups located in eight states comprising the east central area of the United States, in the East
Central Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability.
Additionally, SIGECO is one of 14 owners of the Midwest
Independent System Operator (MISO) which is an organization recently established to ensure the dependable and efficient transmission of electric energy between its owner utilities located in the midwestern United States. The MISO anticipates an in-service date of June 2001 for its control center and systems.


SIGECO - GAS BUSINESS

     SIGECO supplies natural gas service to 109,388 customers, including 99,596 residential, 9,576 commercial and 216 industrial customers, through 2,921 miles of gas transmission and distribution lines.

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

     In 1999, a total of 32 suppliers sold gas to SIGECO.
In total, SIGECO purchased 12,574,927 Dth in 1999.  During
1999, sixty-one of SIGECO's major gas customers utilized
SIGECO's gas transportation program to procure a portion of their gas supply needs from suppliers other than SIGECO. A total of 19,580,081 Dth, 61% of total gas throughput, was transported for these major customers in 1999 compared to 17,349,036 Dth transported in 1998. SIGECO receives fees for the use of its facilities in transporting such gas.

     The all-time record send out occurred during the 1993-
1994 winter season on January 18, 1994, when 247,449 Dth of gas were delivered to SIGECO's customers. Of this amount, 97,946 Dth was purchased, 106,558 Dth was taken out of SIGECO's three underground storage fields, and 42,945 Dth was transported to customers under transportation agreements. The 1998-1999 winter season peak day send out was 215,284 Dth on January 14, 1999.

     The average cost per Dth of gas purchased by SIGECO during the past five calendar years was as follows: 1995, $2.48; 1996, $3.47; 1997, $3.25; 1998, $3.22; and 1999,
$3.10.

     The State of Indiana has established procedures which result in SIGECO passing on to its customers the changes in the cost of gas sold unless certain criteria contained in the regulations are not met. Effective April 26, 1995, the principal restriction to recovery of gas cost increases is that such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the gas cost adjustment filing exceeds the total operating income authorized by the IURC during the same 60-month period. Prior to April 26, 1995, the operating income test period was the twelve-month period provided in the gas cost adjustment filing. During 1997-1999, neither restriction affected SIGECO. Additionally, these procedures provide for scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses. SIGECO's rate structure does not include a weather normalization-type clause whereby a utility would be authorized to recover the gross margin on sales established in its last general rate case, regardless of actual weather patterns.

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


SIGCORP

NONREGULATED SUBSIDIARIES - GENERAL

     In addition to its wholly-owned utility subsidiary, SIGECO, SIGCORP has ten wholly-owned nonutility subsidiaries, of which nine were active at December 1999. Southern Indiana Properties, Inc., formed in 1986, invests in leveraged leases of real estate and equipment, real estate partnerships and joint ventures and private placement subordinated debt instruments. Energy Systems Group, Inc., incorporated in April 1994, has a one-third ownership in Energy Systems Group, LLC, an energy-related performance contracting firm serving industrial and commercial customers. Southern Indiana Minerals, Inc., incorporated in May 1994, processes and markets coal combustion by-products. SIGCORP Energy Services, Inc., incorporated in October 1996, was established to market energy and related services and currently provides natural gas, pipeline management, storage service and other natural gas-related services to SIGECO and other customers. SIGCORP Capital, Inc., also incorporated in October 1996, is the primary financing vehicle for SIGCORP's nonregulated subsidiaries. SIGCORP Fuels, Inc., incorporated in December 1996, was formed to own and operate coal mining properties and to provide coal and related services to SIGECO and other customers. SIGCORP Power Marketing, Inc., also incorporated in December 1996, but not yet active, was formed to procure electric power supplies for SIGECO and other customers, and will market SIGECO's excess electric generation capacity. SIGCORP Communications Services, Inc., incorporated in August 1997, was formed to undertake telecommunications-related strategic initiatives. SIGECO Advanced Communications, Inc. (Advanced Communications), incorporated in

April 1998, holds SIGCORP's investment in Utilicom Holdings, LLC, the newly formed holding company for Utilicom Networks, Inc., and in SIGECOM Holdings, Inc., the newly formed holding company of SIGECOM, LLC. Advanced Communications and Utilicom Networks, Inc. are partners in SIGECOM, LLC, an integrated communications provider serving the Evansville, Indiana market with an 860-mile fiber-optic based network. (See Note 12 of the Notes to Consolidated Financial Statements, page 48, for discussion of the restructured investment at Advanced Communications.) SIGCORP Environmental Services, Inc., incorporated in November 1998, holds SIGCORP's investment in Air Quality Services, a joint venture created to provide air quality monitoring and testing services to industry and utilities. (See "SIGECO Advanced Communications, Inc." in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18, and Note 1 of the Notes to Consolidated Financial Statements, page 48, for further discussion.)


SIGCORP and SIGECO

PERSONNEL

     The holding company, SIGCORP, had one employee as of December 31, 1999.

     SIGECO's network of gas and electric operations directly involves 775 employees with an additional 146 employed at Alcoa's Warrick Power Plant. Alcoa reimburses
SIGECO for the entire cost of the payroll and associated benefits at the Warrick Plant, with the exception of one-half of the payroll costs and benefits allocated to Warrick
Unit 4, which is jointly owned by SIGECO and Alcoa. The total payroll and benefits for SIGECO employees in 1999
(including all Warrick Plant employees) were $62.7 million.
In 1998, total payroll and benefits were $55.8 million.

     On July 1, 1998, SIGECO signed a new two-year contract with Local 702 of the International Brotherhood of Electrical Workers. The contract provides for annual wage increases of 3.5% and 3.0%. Improvements in healthcare coverage costs and pension plan benefits are also included. On October 4, 1999, SIGECO's Hoosier Division signed a new two-year labor contract, ending September 23, 2001, with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The contract provides for annual wage increases of 3% and improvements in health care coverage costs and pension and other benefits.

     As of December 31, 1999, Southern Indiana Properties, Inc. had 2 employees; Southern Indiana Minerals, Inc. had 7 employees; SIGCORP Energy Services, Inc. had 21 employees; SIGCORP Communications, Inc. had 28 employees; SIGCORP Fuels, Inc. had 3 employees; and Sigeco Advanced Communications, Inc. had 1 employee. Energy Systems Group, Inc., SIGCORP Capital, Inc., SIGCORP Environmental Services, Inc. and SIGCORP Power Marketing, Inc. had no employees as of December 31, 1999. There were no labor organizations representing employees of the nonregulated entities.

CONSTRUCTION PROGRAM AND FINANCING

     SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs, as well as environmental compliance requirements.
Additionally, SIGCORP may periodically make capital investments in its nonregulated operations. See "Liquidity and Capital Resources" in Item 7, MANAGEMENT'S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION, page 18, for discussion of construction expenditures and financing during 1999.

     For 2000, SIGECO's construction expenditures are presently estimated to be $52.0 million. Expenditures in the power production area are expected to total $18.8 million. The balance of the 2000 construction program consists of $17.0 million for additions and improvements to other electric system facilities, $8.9 million for additions and improvements to the gas system and $7.3 million to complete several strategic information systems and for common utility equipment.

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

     Currently it is estimated that SIGECO's construction expenditures will total about $357 million, including allowance for funds used during construction, for the years 2000-2004 as follows: 2000 - $52 million; 2001 - $87 million; 2002 - $113 million; 2003 - $62 million; and 2004 -
$43 million. This construction program includes $97 million for construction expenditures during 2000-2003 that SIGECO estimates as the maximum amount if it is required to comply with new United States Environmental Protection Agency (USEPA) air quality standards discussed under "Environmental Matters," and $32 million for the construction of a gas-fired electric generation peaking unit in 2002. Because SIGECO plans to lease the proposed cogeneration facility discussed in "Rate and Regulatory Matters" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18, its cost is not included in the projected five-year construction requirements. While SIGCORP expects the majority of SIGECO's construction and other capital requirements to be provided by internally generated funds, external financing requirements of $50-70 million of medium term debt are anticipated and will be used primarily to retire a similar amount of short-term debt.

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

COMPETITION

     As part of its efforts to develop a national energy strategy, Congress amended PUHCA and the Federal Power Act by enacting the National Energy Policy Act of 1992 (NEPA), which will affect the traditional structure of the electric
utility industry.   As a result of changes brought about by
NEPA, SIGECO competes with other utilities and wholesale generators for sales of electricity to existing wholesale customers of SIGECO and other potential wholesale customers. SIGECO currently competes with other utilities in connection with intersystem bulk power sales. SIGECO does not presently compete for retail electric or gas customers with the other utilities within its assigned service areas. However, various federal and state legislators, including members of the Indiana General Assembly, have introduced proposed legislation addressing retail wheeling and other related issues. Under the proposed legislation, the electric generation function (and the marketing function under some proposals) would be subject to competition and deregulated, while other functions such as transmitting and distributing power, would continue to be regulated. See "Competition" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18, for discussion of the major changes effected by NEPA; the status of related Indiana legislation; and further discussion of the deregulation of the electric industry and possible further deregulation of the natural gas industry.

     Some of SIGECO's gas customers have, or in the future could acquire, access to energy sources other than those available through SIGECO. (See "SIGECO-Gas Business", page 7, for discussion of gas transportation.) Although federal policy allows bypass of a local distribution company, Indiana law disallows bypass in most cases. SIGECO is currently litigating two such attempts in the Indiana regulatory arena and before the FERC. (See "Competition" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18 for discussion of the bypass attempts and related litigation.)

     There continues to be interest in research on the development of sources of energy other than those in general use. Such competition from other energy sources has not been a material factor to SIGECO in the past. SIGECO is unable, however, to predict the extent of this competition in the future or its potential effect on SIGECO's operations.

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

     The implementation of federal and state regulations designed to protect the environment, including those hereinafter referred to, involves or may involve review, certification or issuance of permits by federal and state agencies. Compliance with such regulations may limit or prevent certain operations or substantially increase the cost of operation of existing and future generating installations, as well as seriously delay or increase the cost of future construction. Such compliance may also require investments above those amounts stated under "Construction Program and Financing", page 9.

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

     In October 1990, the U.S. Congress adopted major revisions to the Federal Clean Air Act. The revisions require reduction in emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX) from coal-burning electric generating facilities, including those owned and operated by SIGECO. Two of SIGECO's principal coal-fired facilities (A. B. Brown Units 1 and 2, totaling 500 megawatts of capacity) were equipped with sulfur dioxide removal equipment (scrubbers) and were not severely affected by the new legislation. However, 523 megawatts of SIGECO's coal-fired generating capacity were significantly impacted by the lower emission requirements. SIGECO was required to reduce total emissions from Culley Unit 3, Warrick Unit 4 and Culley Unit 2 by approximately 50% to 2.5 lb/MMBTU by January 1995 (Phase I) and to 1.2 lb/MMBTU by January 2000 (Phase II). SIGECO met all of the Phase I emission requirements and some of the Phase II requirements by January 1995 with the implementation of its Clean Air Act Compliance Plan which includes equipping Culley Units 2 and 3 with a sulfur
dioxide scrubber, among other provisions.   Unit 1 at Culley
Station (46 megawatts)
was also subject to the 1.2 lb/MMBTU restriction by January 2000. With the addition of the scrubber at the Culley generating station, SIGECO is surpassing the minimum compliance requirements of Phase I and is using "overcompliance allowances" and fuel blending (with low sulfur coal) strategies to help meet the stricter Phase II requirements effective January 2000. SIGECO is purchasing additional allowances to fully meet Phase II requirements. No material capital expenditures are anticipated to meet Phase II requirements, and thus, none are reflected in the projected construction requirements for the years 2000-2004 discussed in "Construction Program and Financing" or in "Liquidity and Capital Resources" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18.

     Current regulatory policy allows for the recovery through rates of all authorized and approved pollution control expenditures. Refer to "Environmental Matters" in
Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18, for further discussion of SIGECO's Clean Air Act Compliance Plan, and the associated costs. SIGECO filed Title V (of the 1990 Amendments to the Federal Clean Air Act) permit applications for all of its applicable generation facilities during the fourth quarter of 1996. The applications have been approved for completeness and are being processed by the Indiana Department of Environmental Management. Warrick Unit 4 (50% owned by SIGECO) is covered by Title V permit applications filed by Alcoa Generating Corporation, majority owner of the Warrick Generating Station.

     In December 1996 and January 1997, the USEPA issued proposed regulations regarding new national ambient air quality standards for regional ozone and particulate matter concentration levels. In July 1997, the USEPA issued its final rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and changing the averaging period from one hour to eight hours. There remains much uncertainty as to the extent that SIGECO would be affected by this ruling. Refer to "Environmental Matters" in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, page 18, for discussion of this new ruling and related issues and the estimated possible costs to comply with reductions if ultimately required.

     Refer to Item 3, LEGAL PROCEEDINGS, Page 14, and to
"Environmental Matters" in Item 7, MANAGEMENT'S DISCUSSION
AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
CONDITION, page 18 for discussion of the USEPA's lawsuit against SIGECO for alleged violations of the Clean Air Act.

     In connection with the use of sulfur dioxide removal equipment at the A. B. Brown Generating Station, SIGECO operates a solid waste landfill for the disposal of approximately 200,000 tons of residue per year from the scrubbing process. Application for renewal of the landfill operating permit was filed with the Indiana Department of Environmental Management (IDEM) in August 1996, which has not yet been acted upon. The existing permit will remain in effect until action is taken by IDEM on the renewal application. SIGECO also has a solid waste landfill available for the disposal of the gypsum by-product being produced by the new sulfur dioxide scrubber at the Culley Generating Station. SIGECO was granted a five-year operating permit for the landfill in June 1995, but anticipates using this landfill only when the gypsum by-product does not meet contract specifications for its sale to a wallboard manufacturer. Such utilization has not been necessary, to date.

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




                Age at
Name           12/31/99   Positions Held During Past     Dates
                          Five Years
R. G. Reherman 64         Chairman of the Board of
                          Directors,
                          and Chief Executive            May 1999 -
                          Officer of SIGCORP             Present
                          Chairman of the Board of
                          Directors,
                          President and Chief Executive
                          Officer of SIGCORP             Jan 1996 -
                                                         April 1999
                          Chairman of the Board of
                           Directors of SIGECO           Sept 1997 -
                                                         Present
                          Chairman of the Board
                          of Directors,
                          President and Chief Executive
                          Officer of SIGECO              *- Sept 1997

A. E. Goebel   52         President and Chief Operating
                          Officer of SIGCORP;
                          Chief Executive
                          Officer of SIGECO              May 1999- Present
                          Executive Vice President       Sept 1997 -
                          of SIGCORP                      April 1999
                          Secretary and Treasurer        Jan 1996 -
                          of SIGCORP                      Sept 1997
                          President and Chief
                          Executive Officer              Sept 1997-
                          of SIGECO                       April 1999
                          Senior Vice President, Chief
                          Financial Officer              Oct 1996 -
                          and Secretary of SIGECO         Sept 1997
                          Senior Vice President, Chief
                          Financial Officer,
                          Secretary and Treasurer of     * - Oct 1996
                          SIGECO

J. G. Hurst    56         President and Chief Operating  May 1999 -
                          Officer of SIGECO              Present
                          Executive Vice President and
                          Chief Operating                Sept 1997 -
                          Officer of SIGECO              April 1999
                          Senior Vice President and
                          General Manager
                          of Operations of SIGECO        * - Sept 1997

R. G. Lynch    48         Senior Vice President of
                          Human Resources                Mar 1999 -
                          and Administration of SIGCORP   Present

J. L. Davis    44         Vice President Support         Jan 1999 -
                          Services of SIGECO             Present
                          Vice President of Marketing
                          and Customer
                          Service of SIGECO              * - Dec 1998

W. S. Doty     49         Vice President Energy          Jan 1999 -
                          Delivery of SIGECO             Present
                          Director of Gas Operations     * - Dec 1998
                          of SIGECO

R. G. Jochum   52         Vice President Power Supply    Jan 1999 -
                          of SIGECO                      Present
                          Vice President and Director
                          of Power
                            Production of SIGECO         * - Dec 1998

G. M. McManus  52         Vice President and Director
                          of Governmental
                          Relations of SIGECO            * - Present

 *  Indicates positions held at least since 1995.




Item 2.  PROPERTIES

SIGCORP and SIGECO

     SIGCORP has no significant properties other than common stock of affiliates.

     SIGECO's installed generating capacity as of December
31, 1999 was rated at 1,256,000 Kw. SIGECO's coal-fired generating facilities are: the Brown Station with 500,000
Kw of capacity, located in Posey County about eight miles east of Mt. Vernon, Indiana; the Culley Station with 406,000
Kw of capacity, and Warrick Unit 4 with 135,000 Kw of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80,000 Kw Brown Gas
Turbine located at the Brown Station; two Broadway Gas
Turbines located in Evansville, Vanderburgh County, Indiana, with a combined capacity of 115,000 Kw; and two Northeast
Gas Turbines located northeast of Evansville in Vanderburgh
County, Indiana with a combined capacity of 20,000 Kw.  The
Brown and Broadway turbines are also equipped to burn oil.
Total capacity of SIGECO's five gas turbines is 215,000 Kw and they are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

     SIGECO's transmission system consists of 820 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,013,590 kilovolt amperes (Kva). The electric distribution system includes 3,195 pole miles of lower voltage overhead lines and 225 trench miles of conduit containing 1,345 miles of underground distribution cable.
The distribution system also includes 93 distribution substations with an installed capacity of 1,833,855 Kva and 49,501 distribution transformers with an installed capacity of 2,223,537 Kva.

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

     SIGECO's gas transmission system includes 359 miles of transmission mains, and the gas distribution system includes
2,562 miles of distribution mains.

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

     No material legal proceedings were terminated during the fourth quarter of 1999.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

SIGCORP and SIGECO

     (a) A special meeting of shareholders was held at 2:00 P.M. (CDT) on December 17, 1999, with the following action taken:

     (b)  The merger of SIGCORP, Inc. and Indiana Energy,
          Inc. was approved by a majority of the
          outstanding shares of SIGCORP, Inc.

     (c)  The following table shows the voting results:



                         Approval of Merger

                   Total Votes Cast:      22,606,603

        For               Against         Abstain
        21,590,477        708,424         307,702

                           PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
      RELATED SECURITY HOLDER MATTERS

SIGCORP and SIGECO

     Effective January 1, 1996, all shares of common stock of SIGECO were exchanged for an equal number of shares of common stock of SIGCORP. As of March 1, 2000, SIGCORP had
8,407 holders of record of common stock. The principal market on which SIGCORP's common stock is traded is the New
York Stock Exchange, Inc. where the common stock is listed.
The high and low sales prices for SIGCORP's stock as reported in the consolidated transaction reporting system for each quarterly period during the two most recent fiscal years were:

               QUARTERLY PERIOD
              1                      2
        High       Low          High      Low
1999    $35-7/8    $26-7/8      $31-7/16  $26-1/2
1998    $32-5/16   $27-5/16     $32-3/8   $28-1/16

             3                        4
        High       Low          High      Low

1999    $27-15/16  $25-1/2      $26-9/16  $22-9/16
1998    $33-7/16   $30-1/4      $36-9/16  $32-13/16

     Dividends declared and paid per share of SIGCORP common stock during the past two years were:

                          QUARTERLY PERIOD
            1              2                3              4
1999        $0.3100        $0.3100          $0.3100        $0.3100
1998        $0.3025        $0.3025          $0.3025        $0.3025

     The quarterly dividend on common stock was increased to
31.75 cents per share in January 2000, payable
March 20, 2000.

DIVIDEND RESTRICTIONS

     The following restrictions pertain to SIGECO but, to the extent that the dividends of SIGCORP depend on SIGECO earnings, may have an effect on SIGCORP.

     The payment of cash dividends on SIGECO's common stock to SIGCORP is, in effect, restricted by SIGECO's Mortgage to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1947, subject to reduction if amounts deducted from earnings for current repairs and maintenance and provisions for renewals, replacements and depreciation of all the property of SIGECO are less than amounts specified in the Mortgage. (See
Section 1.02 of the Supplemental Indenture dated as of July 1, 1948, as supplemented.) No amount was restricted against cash dividends on common stock as of December 31, 1999 under this restriction.

     The payment of cash dividends on common stock is, in effect, restricted by SIGECO's Amended Articles of Incorporation to accumulated surplus, available for distribution to the common stock, earned subsequent to December 31, 1935. The Amended Articles of Incorporation require that, immediately after such dividends, there shall remain to the credit of earned surplus an amount at least equal to two times the annual dividend requirements on all then outstanding Preferred Stock, No Par Value. (See Art. VI, Terms of Capital Stock, General Provisions (B)). The amount restricted against cash dividends on common stock at December 31, 1999 under this restriction was $2,154,682, leaving $253,235,117 unrestricted for the payment of dividends. In addition, the Amended Articles of Incorporation provide that surplus otherwise available for the payment of dividends on common stock shall be restricted to the extent that such surplus is included in a calculation required to permit SIGECO to issue, sell or dispose of preferred stock or other stock senior to the common stock (Art. VI, Terms of Capital Stock, General Provisions (E)).

An order of the Securities and Exchange Commission dated October 12, 1944 under the Public Utility Holding Company Act of 1935 in effect restricts the payment of cash dividends on common stock to 75% of net income available for distribution to the common stock, earned subsequent to December 31, 1943, if the percentage of common stock equity to total capitalization and surplus, as defined, is less than 25%. At December 31, 1999, such ratio amounted to approximately 52%.

Item 6.   SELECTED FINANCIAL DATA

SIGCORP and SIGECO

SIGCORP, Inc.
Year Ended December
31
 (in thousands        1999           1998         1997       1996      1995
except for per share
amounts)
Operating Revenues   $ 604,491  $ 557,111  $ 433,237  $ 404,738 $ 360,771
Operating Income     $  88,812  $  86,079  $  85,582  $  82,717 $  72,401
 Net Income Before
Cumulative Effect of
Accounting Change    $   52,057  $   50,476  $  46,140  $  43,264 $  38,525
Net Income           $   52,057  $   50,476  $  46,140  $  43,264 $  44,819
Average Common
Shares Outstanding       23,631      23,631     23,631     23,631    23,631
Earnings Per Share
of Common Stock
  Before Cumulative
Effect of
Accounting Change    $     2.20  $     2.14  $    1.95  $    1.83 $    1.63
  Cumulative Effect
of Accounting Change $        -  $        -  $       -  $       - $    0.27
  Basic Earnings Per
Share                $     2.20  $     2.14  $    1.95  $    1.83 $    1.90
Diluted Earnings
Per Share            $     2.19  $     2.12  $    1.95  $    1.83 $    1.90
Dividends Per Share
of Common Stock      $     1.24  $     1.21  $    1.18  $    1.15 $    1.13
Total Assets         $1,144,142  $1,029,518  $ 990,023  $ 952,720 $ 923,981
Redeemable Preferred
 Stock               $    8,192  $    8,308  $   8,424  $   8,424 $   8,424
Long-Term
Obligations          $  276,164  $  206,705  $ 276,844  $ 266,951 $ 265,085

Southern Indiana Gas And Electric Company
Year Ended December 31
(in thousands)            1999       1998        1997       1996        1995
Operating Revenues      $ 375,781  $ 364,666  $  358,106  $ 372,730  $  338,698
Operating Income        $  63,426  $  62,002  $   62,912  $  61,041  $   53,873
Net Income Before
Cumulative Effect of
 Accounting Change      $  46,768  $  43,542  $   45,363  $  42,841  $   39,624
Net Income Applicable
to Common Stock         $  45,690  $  42,447  $   44,266  $  41,744  $   44,819
Total Assets            $ 894,759  $ 881,912  $  864,463  $ 852,325  $  923,981
Redeemable Preferred
Stock                   $   8,192  $   8,308  $    8,424  $   8,424  $    8,424
Long-Term Obligations   $ 240,915  $ 170,915  $  239,420  $ 252,114  $  265,085

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

RESULTS OF OPERATIONS

Favorable results of sustained economic growth within its service territory and the continued ability to aggressively compete in the wholesale power market, combined with greater capitalized interest charges, produced record earnings of $2.20 per basic share for SIGCORP in 1999. The previous yearly earnings record of $2.14 per share, set in 1998, included a $2.9 million after-tax ($.12 per share) gain on the liquidation of an equity position in a leveraged lease. Earnings per share for 1997 were $1.95. Utility operations contributed $1.93 of the 1999 per share earnings and nonregulated operations contributed $.27 per share; for 1998, utility net income provided $1.80 and strong non-utility results, reflecting the $0.12 gain, contributed the remaining $.34 of total basic earnings per share. The factors effecting the $.06 increase in 1999 earnings follow:

Period ended December 31, 1998                     $ 2.14
Weather                                              (.01)
Utility sales growth other than weather               .19
Electric sales to other utilities and power           .02
marketers
Utility O&M expense                                  (.06)
Utility depreciation expense                         (.06)
Nonregulated gas energy services and nonutility      (.07)
operations
Other                                                 .05
Period ended December 31, 1999                     $ 2.20

REVENUES Electric utility revenues rose $9.7 million (3.3%) during 1999, reflecting a 5.5% increase in sales to retail and municipal customers following a 7.3% rise in sales to such customers in 1998. Although sales to other utilities and power marketers declined 16.6% in 1999, several new sales contracts produced higher average unit sales prices to these customers and related revenues were down only 2.5%. A $25.3 million ( 9.3%) increase in electric revenues in 1998 reflected the greater sales to retail and municipal customers, higher unit prices for power sales to other utilities and power marketers during a very warm summer and additional sales to Alcoa Generating Corporation. Continued economic growth in SIGECO's service area during 1999 more than offset the impact of milder summer temperatures (21% milder than 1998 in terms of cooling degree-days) on weather-sensitive sales, raising residential and commercial electric sales 3% and 5%, respectfully. Industrial sales reflected the strength of the area's growing industrial base, increasing 7% compared to 1998. The decrease in sales to other utilities and power marketers during the current year also reflected the milder temperatures which eased demand in the wholesale market, compared to the prior year when temperatures were 18% warmer than normal and market supply was constrained. Total electric sales rose 1.2% compared to 1998, when electric sales were 24% greater than the 1997 period.

Greater sales to retail gas customers was the primary reason for a 2.1% ($1.4 million) increase in 1999 gas revenues and more than offset the impact on revenues of the recovery of lower per unit gas costs reflected in customer rates. The higher revenues followed a 22% ($18.8 million) decrease in 1998 gas utility revenues resulting from fewer sales and the recovery of lower per unit gas costs. Total gas sales were up 6% in 1999, after a 22% decline in 1998, reflecting the impact of 7% cooler temperatures (in terms of heating degree-days) on weather-sensitive sales and the economic health of SIGECO's service area. Residential sales rose 6% during 1999, after substantially milder winter temperatures in 1998 caused a 19% decrease in such sales. Sales to commercial customers also rose 6% reflecting the cooler temperatures and the growth of the commercial sector. Total natural gas sold and transported to gas customers increased 10% during 1999 after a 1% decline in 1998.

The continued growth of SIGCORP Energy Services (Energy), which markets natural gas and related services, during its third full year of operation raised SIGCORP's 1999 revenues $41.9 million, following a $108.0 million increase in Energy's revenues in 1998 which reflected both substantial growth in sales and higher market prices for natural gas sold to Energy's customers during 1998. A $5.7 million decline in other revenues for 1999, which includes the operating revenues of SIGCORP's other nonregulated subsidiaries, was primarily the result of $4.1 million lower revenues at SIGCORP's Communications Services (Communications) subsidiary due to the completion of several large projects by the end of 1998. During 1998, the first full-year operation of Communications and revenues from these large projects were reflected in the $9.4 million increase in other revenues compared to 1997.

OPERATING EXPENSES Fuel for electric generation, the most significant electric operating cost, increased 1.7% ($1.1 million) in 1999, tracking a 1.9% increase in electric generation; per unit fuel costs were comparable to the year-earlier period. A 5.5% rise in 1998 electric generation caused a 4.1% rise in total fuel costs. Changes in the unit costs of fuel and purchased electric energy are passed on to electric customers through commission-approved fuel and purchased power cost recovery mechanisms.

Although SIGECO's sales of electric energy to nonfirm wholesale customers are provided primarily from excess capacity, SIGECO's purchases of electricity from other utilities for resale to nonfirm wholesale customers typically represent the majority of SIGECO's total purchased electric energy costs. During 1999, total purchases of electric energy declined 13% due to the 17% decline in sales to other utilities and power marketers, however higher average market prices for energy purchased resulted in total costs remaining comparable to prior year costs. Purchased electric energy costs incurred in 1998 increased $6.8 million over 1997 costs due to a 39% rise in purchases from other utilities for resale to nonfirm electric wholesale customers and higher market prices.

The cost of gas sold, the major component of gas operating expenses, was comparable to 1998 costs, despite the increased sales of gas, reflecting a 5% lower average per
unit cost of gas sold.   A 27% ($14.4 million) decrease in
the 1998 cost of gas sold was attributed to the 22% decrease in sales of gas and a 7% decline in unit costs. Changes in the unit costs of natural gas are passed on to gas customers through a commission-approved gas cost recovery mechanism.

During 1999, the cost of energy services and other revenues, which was chiefly the cost of natural gas purchased for resale by Energy and project contract costs at Communications, rose $36.1 million compared to 1998 due to the continued growth of Energy. Contract costs at Communications were $5.0 million lower than a year ago. The total cost of energy services and other revenues were up $114.1 million in 1998 compared to 1997 due to the significant growth at Energy and higher market prices paid for natural gas sold to their customers and project costs related to the full-year operations of Communications.

SIGCORP's other operation expenses in 1999 were up 11.5% ($7.4 million) over 1998 due to a $5.1 million rise in SIGECO's other operation expenses and higher expenses at Energy, Communications and SIGCORP, Inc. (the holding company). The 9% increase in expenses at SIGECO reflects increased compensation and benefits and other general operation expenses, all of which were partially offset by a $2.2 million reduction in provisions for uncollectible revenues which reflected a $2.0 million provision in 1998 for uncollectible revenue from sales of wholesale power to a power marketer. Other operation expenses for 1998 rose 6.1% ($3.7 million) compared to 1997 due to higher operation expenses at several of SIGCORP's nonregulated subsidiaries, primarily Energy, SIGCORP Fuels and Communications, related to their increased activity. SIGECO's 1998 operation expenses, which included the $2 million reserve for uncollectible revenue, were comparable to 1997.

Maintenance expenses, essentially all incurred at SIGECO, declined 8% ($2.9 million) compared to 1998, when higher power generation maintenance expenditures related to a scheduled major overhaul of a turbine generator at one generating unit and unscheduled repairs at two other generating units were incurred. During 1999, maintenance costs at SIGECO's generating facilities were down 13% ($3.6 million). SIGCORP's 1998 maintenance costs of $37.5 million represented a 28% ($8.3 million) increase over such costs for 1997, due to an $8.0 million increase in maintenance expenditures at SIGECO's generating facilities.

Depreciation and amortization expense increased 6.1% ($2.6 million) in 1999, following a similar increase in 1998, due primarily to SIGECO's continued investment in gas and electric utility facilities required to serve new customers and upgrade existing energy production and delivery systems and due to a greater investment in shorter-lived utility plant.

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

Property and other taxes expense in 1999 and 1998 were comparable to 1997 costs.

INTEREST AND OTHER CHARGES SIGCORP's total interest and other charges declined slightly from 1998 reflecting greater capitalized interest charges during 1999 which included a $1.1 million adjustment of prior period provisions. Total interest expense during the current period rose 3%, the result of additional short-term debt incurred primarily to fund Southern Indiana Properties' (SIPI) increased investment activity. Interest on long-term debt declined $1.3 million reflecting a full-year impact of lower average interest rates due to SIGECO's 1998 refunding of $80.3 million of tax-exempt bond issues with an equal amount of tax-exempt bonds. Interest income declined from 1998 when SIPI earned additional contingent interest income totaling approximately $1.0 million from two investments.

SIGCORP's 1999 Other, net rose by $0.6 million. Gains on sales of some of its investment assets and earnings from additional leveraged lease investments at SIPI combined with improved results from Energy Systems Group due to several new large performance contracts more than offset the impact of the 1998 gain on the liquidation of SIPI's equity position in a leveraged lease and the final $1.4 million sale of a portion of emission allowance credits to another utility under a five-year agreement.

A $3.5 million increase in SIGCORP's Other , net, due primarily to the gain on the liquidation of SIPI's leveraged lease investment, was the primary reason for a $4 million reduction in SIGCORP's total interest and other charges in 1998.

INCOME TAX EXPENSE Higher pretax income in 1999 and the favorable impact on the 1998 effective tax rate of the liquidation of the leveraged lease discussed above caused the increase in federal and state income tax expense for the 1999 period. Despite SIGCORP's higher pretax income in 1998, federal and state income taxes in 1998 were comparable to 1997 due to the favorable impact of the lower 1998 effective tax rate.

EARNINGS The $0.06 per share (3%) increase in basic earnings per share for the current twelve-month period was the result of greater retail and municipal electric sales, higher unit margins on sales to other utilities and power marketers, increased gas sales, lower utility maintenance expenses and additional capitalized interest charges, the favorable impacts of which were partially offset by higher utility operation and depreciation expenses and comparatively lower non-utility earnings due to the $0.12 per share after-tax gain realized by SIPI on the liquidation of the leveraged lease investment in 1998. Much stronger non-utility results in 1998, up $0.26 per share over 1997, resulted in the $0.19 per share (10%) higher earnings in 1998.

PENDING MERGER On June 14, 1999, SIGCORP announced an agreement to merge with Indiana Energy, Inc. (IEI) in an all-stock pooling transaction through which a new holding company, Vectren Corporation (Vectren), would be formed. In a tax-free exchange, SIGCORP shareholders would receive one and one-third shares of Vectren stock for each share of SIGCORP stock, while IEI shares would be exchanged on a one-for-one basis. The merger would create a company with more than 650,000 customers providing gas and/or electric service in adjoining service areas covering nearly two-thirds of Indiana and assets of approximately $1.8 billion. On March 9, 2000, SIGCORP and IEI received approval from the U.S. Securities and Exchange Commission to merge, representing the last remaining federal or state approval needed to complete the merger; shareholder approval was received on December 17, 1999. SIGCORP and IEI will complete the merger on March 31, 2000. The companies expect to generate efficiencies and other savings of $200 million over a ten-year period, net of non-recurring merger costs in the range of $50 million to $55 million. SIGCORP transaction and related costs incurred by December 31, 1999 were $5,506,000 and have been deferred pending completion of the merger. On December 15, 1999, IEI announced that its board of directors had approved a definitive agreement which will allow IEI to acquire DPL Inc.'s (DPL) natural gas distribution business for $425 million in a cash transaction. The acquisition, which is expected to close by the third quarter of 2000, will be a Vectren transaction. The service area of DPL's natural gas business is contiguous to Vectren's distribution system in East Central Indiana, and includes 16 counties in West Central Ohio. With the acquisition, Vectren
Corporation will have total assets approximating $2.2 billion and revenues approximating $1.2 billion; utility customer count will total nearly one million.

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

On October 1, 1998, SIGECO announced plans and filed for regulatory approval with the Indiana Department of Environmental Management (IDEM) and the IURC to build a $120 million cogeneration facility, pending contract finalization, regulatory approval and placement of permanent financing. The facility, an atmospheric fluidized-bed coal-fired plant, will have production capacity for approximately 600,000 pounds/hour of steam and generation of approximately 70 megawatts of electricity. SIGECO plans to lease the facility through an operating lease. Regulatory reviews by the IDEM and IURC are in progress, as are preliminary financing discussions. The final outcome of these matters are uncertain at this time, however, SIGECO believes these issues will be favorably resolved. Pending final resolution, construction of the facility is expected to begin in late-2000, with commercial operation to begin during the first quarter of 2003.

COMPETITION SIGCORP's predominant subsidiary, SIGECO, is presently a fully integrated provider of retail gas and electric utility service within a franchised, retail monopoly service area. The production of electricity is the most significant functional component of the integrated SIGECO operations, representing approximately 60% of regulated assets and, as a result of wholesale sales of electricity, a greater portion of the net income of the utility.

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

The results of the changes in the wholesale electric business on SIGECO have been generally favorable. Because SIGECO has below average fuel for electric generation costs, it has been an aggressive seller of electricity to power marketers and other providers seeking electricity to fulfill wholesale sales contracts. The results of the increased wholesale sales are discussed further in "Results of Operations." Conversely, SIGECO has reduced prices to firm wholesale customers, or offered to do so, to retain their business. These discounts in pricing terms, when fully effective, result in gross margins which are several million dollars below margins attainable from such customers prior to NEPA. SIGECO cannot predict the long-term consequences of these changes on its results of operations or financial condition.

FERC does not have jurisdiction over the retail sales of electricity. States retain jurisdiction over the permitting of retail competition, the terms of such competition and the recovery of any costs or other transition charges resulting from retail competition.

To date, numerous state legislatures or regulatory agencies have adopted laws or regulations to introduce retail electricity competition. However, most states are continuing to evaluate the issue. In Indiana, the state legislature must adopt appropriate legislation to amend the Public Utility Act to provide for retail competition. In each of the past four years, such legislation was introduced in the Indiana Senate, but failed to pass. In January 2000, an association of Indiana's large manufacturers introduced an electric deregulation bill in the Indiana Senate but the bill was not voted out of the Senate Commerce Committee, and the legislative session terminated before further review could be taken.

Since 1998, Indiana's five largest investor-owned utilities have attempted to develop the framework for a comprehensive retail competition bill. However, no comprehensive proposal has been finalized. Also, recent studies have concluded that many of Indiana's electric and gas customers, whose energy costs rank among the lowest in the nation, may actually experience rate increases with retail competition. These and other developments have delayed statewide deregulation in Indiana.

It is anticipated by SIGECO that pressure on the Indiana legislature could intensify as other surrounding states implement retail competition for electricity. SIGECO will continue to participate in the debate to represent the interests of all its stakeholders. One of SIGECO's primary concerns in the debate is that appropriate reciprocity provisions with other utilities and power marketers are enacted which would prevent out-of-state providers from having an unfair advantage over Indiana utilities. In addition, SIGECO has taken the position in the debate (and will continue to attempt to influence the outcome of the debate) that low-cost producers such as SIGECO should not, as has occurred in other states, be penalized for prudently managing its business and being a low-cost provider. More specifically, the implementation of "access charges" and "transition charges" in other states have served to make it very difficult for low-cost producers to economically compete for business from the customers of high-cost producers due to the need for those customers to pay their current provider very high fixed charges for the privilege of "accessing" the marketplace. At the same time, historically low-cost producers, such as SIGECO, have lower access charges because their "stranded costs" are low, making it economically less difficult for high-cost producers to sell to a low-cost producer's customer base at marginal production costs.

SIGECO is unable to predict the timing or final provisions of Indiana legislative actions on competition, if any. Although SIGECO is uncertain of the timing and/or final outcome of these developments, it is committed to pursuing, and has been implementing, its corporate strategy of positioning itself as a low-cost energy producer and the provider of high-quality service to its retail and wholesale customers.

SIGECO also provides retail integrated natural gas service in Indiana. However, SIGECO does not earn a profit on the direct sale of the natural gas commodity. SIGECO simply charges its retail gas customers the cost SIGECO incurs to purchase the gas and have it delivered to SIGECO's metering points on the interstate pipeline network. SIGECO does earn a return on the investment in its assets used to deliver the gas to customers. As a result, as long as SIGECO delivers gas to end users, SIGECO does not anticipate any material impact on the financial results of its operations should the right of retail customers to choose gas commodity providers extend beyond the current level.

Although federal policy allows bypass of a local distribution company, Indiana law disallows bypass in most cases. SIGECO is litigating two attempts to bypass its gas distribution system in the Indiana regulatory arena. In May 1998, a natural gas transmission pipeline company requested and received authorization from FERC to construct and operate a 3-mile lateral pipeline from its main line system directly to a newly-constructed industrial facility located in SIGECO's service territory, thus bypassing SIGECO, the local distribution company. SIGECO petitioned the IURC to rule on the pipeline company's proposal. The IURC issued an order effectively awaiting final FERC action on the issue. The IURC has not yet ruled on the pipeline company's proposal. The pipeline lateral was constructed despite SIGECO's opposition. Recently, the pipeline company requested authorization for a tap from its main line to directly serve a second SIGECO customer, at an exisiting facility. SIGECO is opposing this effort at the IURC. If through litigation, SIGECO is unable to prevent the pipeline from directly serving the facilities of the two customers, the gas service revenue forgone for these two customers will not have a material detrimental impact on SIGCORP's revenues or financial condition, however, continued bypass activity may eventually impact retail rates.

SIGCORP's nonutility subsidiaries are all subject to the competitive forces existing in their respective industries, including the gas marketing industry, the energy services industry, telecommunications, industrial mineral products and coal production. As such, the financial results of the nonregulated entities depend upon their ability to successfully compete in their respective markets.

SIGCORP

SIGECO ADVANCED COMMUNICATIONS, INC. On May 7, 1998, SIGCORP formed SIGECO Advanced Communications, Inc. (Advanced Communications), a wholly-owned nonregulated subsidiary, to hold SIGCORP's investment in SIGECOM, LLC and Utilicom Networks, Inc. (Utilicom). SIGECOM, LLC, also formed on May 7, 1998, was a joint venture between Advanced Communications and Utilicom to provide and market enhanced communication services over a high capacity fiber optic network in the greater Evansville area and potentially other areas encompassing SIGECO's service territory. Advanced Communications had a preferred interest in SIGECOM LLC which held a 100% liquidation preference and was convertible to a 49% common interest, and Utilicom had a 100% common interest. Advanced Communications also acquired an 11.5% interest in Utilicom. Advanced Communications and Utilicom were to make equity contributions to SIGECOM during the 24-month period subsequent to the formation date as required by the construction and operating needs of SIGECOM. In addition to these equity contributions, SIGCORP contributed its wholly-owned subsidiary, ComSource, Inc. to SIGECOM on July 1, 1998. As of December 31, 1999, Advanced Communications had made $15.1 million, including the value of ComSource, Inc., of its required equity contributions to SIGECOM and will contribute an estimated remaining $1.5 million in 2000. The equity contributions by Advanced Communications and Utilicom over the 24-month period are expected to total approximately $40 million.

On January 28, 2000, affiliates of Blackstone Capital Partners III, a private equity fund of The Blackstone Group invested in class B equity units of Utilicom Holdings LLC (Holdings), the newly formed holding company for Utilicom. The investment was the first part of a commitment by Blackstone to invest up to $100 million to fund future growth opportunities in fiber optic networks. At the same time, Advanced Communications exchanged 35% of its 49% preferred equity interest in SIGECO LLC for $16.5 million of convertible debt of Holdings. The debt is convertible into class A equity units at a future date or in the event of a public offering of stock. Advanced Communications' remaining 14% of preferred equity interest in SIGECOM LLC was converted to a 14% indirect common equity interest in SIGECOM LLC.
The investment restructuring resulted in an immediate after-tax gain to SIGCORP of $4.9 million in the first quarter of 2000.

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

In July 1997, the United States Environmental Protection Agency (USEPA) issued its final rule which revised the national ambient air quality standard for ozone by setting a lower concentration limit and changing measurement methods. It is anticipated that the number of ozone nonattainment counties in the United States will increase significantly. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions, because they believe this approach is the most cost effective. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is a significant reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. In October 1997, the USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the CAAA. Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the IDEM in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

The USEPA issued its final ruling on September 24, 1998, which was essentially unchanged from its July 1997 proposed rule, after considering all filed comments. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana. The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a significant reduction in total NOx emissions from Indiana. Depending on the level of emission reductions required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach approximately $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

During the second quarter of 1999, the USEPA lost two federal court challenges to key air-pollution control requirements. In the first ruling by the U.S. Court of Appeals for the District of Columbia on May 14, 1999, the court struck down the USEPA's attempt to tighten the one-hour ozone standard to an eight-hour standard and the attempt to tighten the standard for particulate emissions, finding the actions unconstitutional. In the second ruling by the same Court on May 25, 1999, the Court placed an indefinite stay on the USEPA's attempts to reduce the allowed Nox emissions rate from levels required by the CAAA. The USEPA appealed both court rulings. On October 29, 1999, the Court refused to reconsider its May 14, 1999 ruling. On March 3, 2000, the Court reversed its ruling of May 25, 1999, and removed its stay on the USEPA's attempts to reduce the allowed Nox emissions rate. This decision by the Court will be appealed by the affected parties, including SIGECO. (Refer to "Capital Requirements" for discussion of SIGECO's five-year construction requirements and inclusion of the estimated construction costs for the control equipment.)

Approximately 12 months ago, the USEPA initiated an investigation under Section 114 of the Clean Air Act (the
Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best control technology was, or should have been used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance.

On November 3, 1999, the USEPA filed a lawsuit against SIGECO alleging that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining the required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal performance standards.

SIGECO believes it performed only proper maintenance at the Culley Generating Station. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with the new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously. The USEPA also filed suit against six other investor-owned utilities for similar actions.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order. SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide Nox emission control equipment, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

Under applicable rules, SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the source performance standards and the allegations are determined by a court to be valid. SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

Also in July 1997, the USEPA announced a new 2.5-micron particulate matter (PM) standard while retaining the existing 10-micron PM standard. The regulatory impacts of this action cannot be determined until appropriate monitoring data is collected and subsequent national ambient air quality area designations are determined. The extent of the impact on SIGECO, if any, is unknown.

DEMAND SIDE MANAGEMENT (DSM) In the November 1997 update of its Integrated Resource Plan (IRP), SIGECO determined that certain of its DSM programs were not cost effective and those programs have been discontinued. The remaining DSM programs are residential and commercial direct load control programs, which have been very effective. In the latest update of the IRP, filed in November 1999, the IRP evaluation determined that through 1998 approximately 71 megawatts of required capacity are estimated to have been postponed or eliminated by these programs. Projected DSM program expenditures for the 2000-2015 period are expected to total less than $10 million. SIGECO will continue to monitor the benefits of its DSM programs and additional changes are possible.

YEAR 2000 READINESS SIGCORP, primarily SIGECO, uses various software, systems and technology that could have been affected by the date change in 2000. All identification, testing and replacement or remediation of such software, systems and technology at SIGECO was completed by December 31, 1999. No significant noncompliance issues have been encountered in 2000 and SIGECO anticipates that no such issues will be encountered. SIGECO estimates the expense of Year 2000-readiness modifications to existing systems or replacements treated as expense incurred through December 31, 1999 totaled approximately $1.7 million.

SIGCORP's contingency planning was completed during 1999 and SIGECO's detailed contingency plan was filed with the Indiana Utility Regulatory Commission on June 30, 1999. The planning encompasses external dependencies such as critical suppliers, interconnected electricity and natural gas transmission systems and major customers, as well as SIGECO's electric generation facilities and other gas and electric operations areas.

SIGCORP is not aware of any significant noncompliance issues in 2000 with the critical systems of its suppliers or major customers, however it believes that noncompliance of such systems would not have a material adverse effect on its financial position or results of operations.

A review of SIGECO's Year 2000-readiness initiatives follow:

A Year 2000 team was established in early 1997 to identify and address Year 2000-readiness issues. In 1998, this process became more formalized with the establishment of SIGCORP's Year 2000 Task Force. A high-level assessment of the mission-critical systems and items of all SIGCORP subsidiaries was completed in early 1997. SIGECO has completed a detailed inventory of all systems and devices, including imbedded technology in the operational areas, determined to be date-sensitive. All systems and devices in the inventory have been rated on criticality and likelihood of failure and prioritized for testing. Due to functional obsolescence, under its general business plan SIGECO has recently replaced or is currently replacing, all of its known major noncompliant mission-critical information and control systems with systems incorporating Year 2000-ready technology. As of June 30, 1999, SIGECO had tested all of its mission-critical systems and devices and remediated those systems and devices found not ready for 2000, thus meeting the North American Electric Reliability Council
(NERC)-imposed deadline to ensure Year 2000 readiness of SIGECO's operations.

SIGECO's noncompliant critical information systems, the customer billing and financials/supply chain systems, developed in the late 1960's, are being replaced to address functional obsolescence. Of the two noncompliant critical information systems being replaced, the customer billing system carried the most risk since it has experienced project delays. Due to the risk of not completing this project by 2000, SIGECO modified its existing customer billing system to be Year 2000-ready, testing of which was completed by late 1999. The first and largest phase of the financials/supply chain systems project was successfully implemented September 1, 1998 and the smaller, final phase of the financials/supply chain systems project, the payroll/HR information system, was successfully implemented in July 1999.

At SIGECO's base-load generating stations, all noncompliant critical control and data systems were replaced due to functional obsolescence by June 30, 1999.

Based on the findings of SIGECO's detailed inventory and related testing, there were a low number of smaller non-critical systems and items identified as also requiring Year 2000-readiness upgrades or replacement, and those upgrades or replacements were completed by late 1999.

MARKET RISK SIGCORP is exposed to market risk due to changes in interest rates and changes in the market price for electricity and natural gas resulting from changes in supply and demand. Exposure for interest rate changes relates to its long-term debt and preferred equity and partnership obligations. Exposure to electricity market price risk relates to forward contracts to effectively manage the supply of, and demand for, the electric generation capability of SIGECO's generating plants related to its wholesale power marketing activities. Exposure to natural gas price risk relates to forward contracts taken by Energy to manage its exposure to commodity price risks in providing natural gas supplies to its customers. SIGECO is not currently exposed to market risk for purchases of electric power and natural gas for its retail customers due to current Indiana regulations which allow for full cost recovery of such purchases through SIGECO's fuel and natural gas cost adjustment mechanisms. A 1999 generic order issued by the IURC established new guidelines for the recovery of purchased electric energy costs through fuel adjustment clauses, however, SIGECO does not anticipate any limitation of recoverability of its purchased electric power costs under this generic order. This order has been appealed by the Office of the Utility Consumer Counselor, and if the appeal is upheld, non-recovery of some future purchased electric energy costs could be possible. SIGECO and Energy do not presently utilize financial instruments for trading or speculative purposes.

The table below provides the fair value and average interest, or fixed dividend rate, of outstanding debt, preferred stock equity instruments and partnership obligations at December 31, 1999. The Series A and C
Adjustable Rate Pollution Control Bonds are listed as variable rate long-term debt due to annual adjustment of their interest rates to current market rates on March 1.

                                                                    Fair
                                                                   Value
                 Expected Maturity Date                            as of
SIGCORP and      2000   2001   2002  2003  2004  There-   Total   12/31/99
Subsidiaries                                     after
(millions)
Long-Term Debt
  Fixed Rate        -      -      - $1.0      -  $272.3   $273.3  $308.1
  Average
Interest Rate       -      -      -  6.3%     -     6.8%
  Variable Rate     -      -      -    -      -  $ 53.7   $ 53.7  $ 46.4
  Average
Interest Rate       -      -      -    -      -     3.0%
Preferred Stock
Not Subject
  to Mandatory
Redemption          -      -      -    -      -  $  7.5   $  7.5  $  7.5
  Average
Dividend Rate       -      -      -    -      -     6.5%
Partnership
Obligations      $0.6   $0.2      -    -      -       -   $  0.8  $  0.9
  Average
Interest Rate     8.3%   8.3%     -    -      -       -

SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through nonfirm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. As of December 31, 1999, management believes exposure from these positions was not material.

Energy utilizes forward physical contracts for both the purchase and sale of natural gas to its customers, primarily through "back-to-back" transactions where the sale and purchase prices of natural gas are concurrently set. As of December 31, 1999, approximately 4% of Energy's forward sales contracts were not covered by forward purchase contracts; management believes exposure from these positions was not material. Energy sells fixed-price and capped-price products, and reduces its market price risk through the use of fixed-price supplier contracts and storage assets. As of December 31,1999, the estimated fair market value of Energy's forward sales contracts was approximately $10.5 million; and the estimated fair market value of its forward purchase contracts was approximately $10.1 million.

SIGECO and Energy are also exposed to counterparty credit risk when a customer or supplier defaults upon a contract to pay or deliver product. To mitigate this risk, they have established procedures to determine and monitor the creditworthiness of counterparties.

LIQUIDITY AND CAPITAL RESOURCES

SIGCORP and SIGECO

In 1999, financial performance continued to be solid. Internally generated cash (net income less dividends plus charges to net income not requiring cash) fully funded SIGECO's 1999 construction expenditures; these expenditures were also fully funded with internally generated cash in 1998. Cash provided from operations increased $25.5 million during 1999 compared to 1998, while cash required for investing and financing activities increased $16.6 million. SIGCORP's ratio of earnings to fixed charges (SEC method) remained 4.0:1 for 1999, and its embedded cost of long-term debt and preferred stock is 6.2% and 5.6%, respectively. SIGCORP's financial strength is reflected in high quality credit ratings. SIGECO's senior secured debt continues to be rated AA, or equivalent, by major credit rating agencies.

CAPITAL REQUIREMENTS SIGCORP's demand for capital is primarily related to SIGECO's construction of utility plant and equipment necessary to meet customers' electric and gas energy needs and environmental compliance requirements.
Additionally, SIGCORP may periodically make capital investments in its nonregulated operations. Construction expenditures totaled $60.9 million during 1999, which primarily included normal improvements and replacements of facilities comprising SIGECO's electric and gas utility systems, and also included $10.4 million expended on the design and implementation of several comprehensive information systems necessary to meet expanding customer service needs and to better manage SIGECO's resources. The
1999 construction expenditures compare to $56.5 million and $68.4 million expended in 1998 and 1997, respectively.

SIGECO's construction requirements for the years 2000-2004 are projected to total approximately $360 million, including construction expenditures that may be required to comply with new USEPA air quality standards discussed under "Environmental Matters" which could total approximately $100 million, and an estimated $32 million for the construction of a gas-fired electric generation peaking unit planned for 2002. Because SIGECO plans to lease the proposed cogeneration facility discussed in "Rate and Regulatory Matters", its cost is not included in the projected five-year construction requirements.

FINANCING ACTIVITIES During April 1999, SIGECO temporarily refunded its $45 million 6% series first mortgage bonds due in 1999 with short-term debt. In July, $80 million in short-term borrowings, including the above amount, were refunded with the issue of $80 million of 6.72% Senior Notes due August 1, 2029. In November 1999, SIGECO refunded $10 million of its $25 million 8-7/8% series first mortgage bonds due 2016 with short-term notes payable. During 1998, SIGECO refunded four tax-exempt bond issues totaling $80.3 million with an equal amount of tax-exempt bonds which will reduce total interest expense on a present value basis by $8.5 million over the remaining lives of the bond issues. SIGECO also refunded $14 million of its first mortgage bonds with short-term notes payable. SIGCORP's short-term notes payable increased $39.1 million during 1999 following a $28.6 million rise in such short-term borrowings the prior year, primarily to fund structured financial investments by SIPI. At year end, SIGCORP had $108.6 million in short-term borrowings, leaving unused lines of credit and trust demand note arrangements totaling $57.4 million.

Over the five-year period, SIGCORP expects the majority of the construction requirements and any capital contributions to its nonregulated subsidiaries to be provided by internally generated funds, however, SIGCORP anticipates issuing $50 million to $70 million of medium-term debt that will be used primarily to retire a similar amount of short-term debt.

SIGCORP is confident that its long-term financial objectives, which include maintaining a capital structure near 45-50% long-term debt, 3-7% preferred stock and 43-48% common equity, will continue to be met, while providing for future construction and other capital requirements.

FORWARD LOOKING STATEMENTS This discussion includes forward looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "expect", "potential", "estimate" and similar words, and actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric and gas utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy market prices, legislative and regulatory changes including revised environmental requirements, impacts of Year 2000 issues, availability and cost of capital, the pending merger with Indiana Energy, Inc. and other similar factors.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                    Page
                                                                    Number
1.   Financial Statements

        SIGCORP
          Report of Independent Public Accountants                  32

          Consolidated Statements of Income for the years
          ended December 31, 1999, 1998 and 1997                    34

          Consolidated Statements of Cash Flows for the years
          ended December 31, 1999, 1998 and 1997                    35

          Consolidated Balance Sheets - December 31, 1999
          and 1998                                                  36

          Consolidated Statements of Capitalization -
          December 31, 1999 and 1998                                38

          Consolidated Statements of Common Shareholders' Equity
          for the years ended December 31, 1999, 1998 and 1997      39

        SIGECO
        Report of Independent Public Accountants                    40

        Statements of Income for the years
        ended December 31, 1999, 1998 and 1997                      42

        Statements of Cash Flows for the years
        ended December 31, 1999, 1998 and 1997                      43

        Balance Sheets - December 31, 1999 and 1998                 44

        Statements of Capitalization -
        December 31, 1999 and 1998                                  46

        Statements of Common Shareholder's Equity for the
        years ended December 31, 1999, 1998 and 1997                47

         SIGCORP and SIGECO
        Notes to Consolidated Financial Statements                  48

2.   Supplementary Information
         SIGCORP and SIGECO
        Selected Quarterly Financial Data                           65

3.   Supplemental Schedules
         SIGCORP and SIGECO
        Schedule II - Valuation and Qualifying Accounts and
             Reserves for the years ended December 31, 1999, 1998   79
        and 1997

          All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial
        Statements or the accompanying Notes to Consolidated
        Financial Statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SIGCORP, Inc.:

     We have audited the consolidated balance sheets and consolidated statements of capitalization of SIGCORP, Inc. (an Indiana corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the supplemental schedule referred to below are the responsibility of SIGCORP, Inc.'s management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIGCORP, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                                  ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 2000

SIGCORP, Inc. and
Subsidiaries


SIGCORP, Inc.
CONSOLIDATED  STATEMENTS OF INCOME

Year Ended December 31 (in thousands except for per share amounts)
                                      1999          1998          1997
OPERATING REVENUES:
  Electric utility                 $   307,569    $ 297,865    $  272,545
  Gas utility                           68,212       66,801        85,561
  Energy services and other            228,710      192,445        75,131
     Total operating revenues          604,491      557,111       433,237

OPERATING EXPENSES:
  Fuel for electric generation          66,305       65,222        62,630
  Purchased electric energy             20,791       20,762        13,985
  Cost of gas sold                      39,612       39,627        54,060
  Cost of energy services and
   other                                223,887     187,742        73,668
  Other operation expenses              71,823       64,430        60,726
  Maintenance                           34,661       37,553        29,224
  Depreciation and amortization         45,340       42,733        40,373
  Property and other taxes              13,260       12,963        12,989
     Total operating expenses          515,679      471,032       347,655

OPERATING INCOME                        88,812       86,079        85,582
INTEREST AND OTHER CHARGES:
  Interest expense on long-term
   debt                                 18,722       19,977        19,797
  Interest expense on short-term
  debt                                   5,245        3,313         1,519
  Amortization of premium,
  discount and expense on debt             487          690           671
  Allowance for funds used during
  construction                          (2,803)     (1,392)        (1,378)
  Preferred dividend requirements
  of subsidiary                          1,078        1,095         1,097
  Interest income                       (4,495)      (5,488)       (3,003)
  Other, net                            (7,197)      (6,602)       (3,122)
  Total interest and other
  charges                               11,037       11,593        15,581

INCOME BEFORE INCOME TAXES              77,775       74,486        70,001
  Federal and state income taxes        25,718       24,010        23,861
NET INCOME                         $    52,057    $  50,476    $   46,140

AVERAGE COMMON SHARES OUTSTANDING       23,631       23,631        23,631

BASIC EARNINGS PER SHARE OF
COMMON STOCK                       $      2.20    $    2.14    $     1.95

DILUTED EARNINGS PER SHARE OF
COMMON STOCK                       $      2.19    $    2.12    $     1.95

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SIGCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)      1999        1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $   52,057  $   50,476  $   46,140
  Adjustments to reconcile net income
  to net cash
  provided by operating activities:
    Depreciation and amortization            45,340      42,733      40,373
    Preferred dividend requirements of
     subsidiary                               1,078       1,095       1,097
    Deferred income taxes and
  investment
     tax credits, net                         8,637      (3,684)     (3,899)
    Allowance for other funds used
     during construction                        296           -        (581)
    Change in assets and liabilities:
     Receivables, net (including
  accrued
      unbilled revenues)                    (15,385)    (11,608)    (19,497)
     Inventories                              2,115     (12,421)     (4,306)
     Accounts payable                         7,407       5,650      14,141
     Accrued taxes                            5,137      (1,005)     (1,855)
     Refunds to customers and from
      gas suppliers                           3,219       1,001      (1,566)
     Other assets and liabilities            (2,861)      9,322       8,103
  Net cash provided by operating
     activities                             107,040      81,559      78,150
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net of
  allowance for
  other funds used during construction)     (60,676)    (55,313)    (65,501)
  Demand side management program
  expenditures                                 (252)     (1,182)     (2,340)
  Investments in leveraged leases           (49,734)      6,961           -
  Purchases of investments                     (389)     (1,940)       (423)
  Sales of investments                          183          80         264
  Investments in partnerships and
  other corporations                          (3,340)   (11,419)      3,166
  Change in nonutility property              (5,504)       (279)     (5,572)
  Change in notes receivable                (11,899)      1,033      (5,592)
  Other                                      (1,368)     (2,176)     (1,181)
    Net cash used in investing
     activities                            (132,979)    (64,235)    (77,179)
CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds retired              (55,000)    (14,000)       (295)
  First mortgage bonds issued                80,000           -           -
  Dividends paid                            (32,380)    (30,188)    (30,482)
  Reduction in preferred stock                 (116)       (116)          -
  Change in environmental improvement
  funds held by trustee                       3,304        (198)       (272)
  Payments on partnership obligations        (1,513)     (2,205)     (2,276)
  Change in notes payable                    39,058      28,140      27,027
  Other                                         718         465       2,963
  Net cash (used) provided by in
     financing activities                    34,071     (18,102)     (4,335)
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                              8,132        (778)     (3,364)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                           5,049       5,827       9,191
CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                $   13,181  $    5,049  $    5,827

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SIGCORP, Inc.
CONSOLIDATED BALANCE SHEETS

At December 31 (in thousands)                     1999           1998
ASSETS

UTILITY PLANT, at original cost:
  Electric                                      $ 1,160,216   $  1,141,870
  Gas                                               156,918        150,136
                                                  1,317,134      1,292,006
  Less accumulated provision for depreciation       623,611        593,901
                                                    693,523        698,105
  Construction work in progress                      45,393         24,306
    Net utility plant                               738,916        722,411

OTHER INVESTMENTS AND PROPERTY:
  Investments in leveraged leases                    85,737         36,003
  Investments in partnerships and other
   corporations                                      35,729         32,389
  Environmental improvement funds held
  by trustee                                            996          4,300
  Notes receivable                                   32,271         20,372
  Nonutility property and other, net                 20,405         14,901
    Total other investments and property            175,138        107,965

CURRENT ASSETS:
  Cash and cash equivalents                          13,181          5,049
  Temporary investments, at market                      903            793
  Receivables, less allowance of $2,210
  and $2,204, respectively                           83,073         65,829
  Accrued unbilled revenues                          18,736         20,595
  Inventories                                        43,060         45,351
  Current regulatory assets                           7,921          9,527
  Other current assets                                9,068          3,777
    Total current assets                            175,942        150,921

OTHER ASSETS:
  Unamortized premium on reacquired debt              3,937          4,226
  Postretirement benefits other than pensions             -            985
  Demand side management programs                    25,298         25,046
  Allowance inventory                                 2,269          2,093
  Deferred charges                                   22,642         15,871
    Total other assets                               54,146         48,221

TOTAL                                           $ 1,144,142   $  1,029,518

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SIGCORP, Inc.
CONSOLIDATED BALANCE SHEETS

At December 31 (in thousands)                    1999          1998
SHAREHOLDERS' EQUITY AND LIABILITIES
CAPITALIZATION:
Common Stock                                   $     78,258   $    78,258
Retained Earnings                                   315,028       292,717
Accumulated Other Comprehensive Income (Loss)           (78)          (12)
   Total common shareholders' equity                393,208       370,963
Cumulative Nonredeemable Preferred Stock
of Subsidiary                                        11,090        11,090
Cumulative Redeemable Preferred Stock
of Subsidiary                                         7,500         7,500
Cumulative Special Preferred Stock
of Subsidiary                                           692           808
Long-Term Debt, net of current maturities           273,282       204,771
Long-Term Partnership Obligations, net of
current maturities                                      249           781
  Total capitalization, excluding bonds
   subject to tender (see Consolidated
  Statements of Capitalization)                     686,021       595,913

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds
Subject to Tender                                    53,700        53,700
Current Maturities of Long-Term Debt,
Interim Financing
 and Long-Term Partnership Obligations:
  Maturing long-term debt                                 -        45,000
  Notes payable                                     108,566        69,508
  Partnership obligations                               596         1,577
    Total current maturities of long-term
    debt, interim financing
    and long-term partnership obligations           109,162       116,085

Other Current Liabilities:
  Accounts payable                                   60,798        53,391
  Dividends payable                                     117           120
  Accrued taxes                                      10,000         4,863
  Accrued interest                                    6,823         5,140
  Refunds to customers                                5,375         2,156
  Other accrued liabilities                          25,758        21,320
    Total other current liabilities                 108,871        86,990
    Total current liabilities                       271,733       256,775

OTHER LIABILITIES:
  Accumulated deferred income taxes                 154,459       144,032
  Accumulated deferred investment tax
  credits, being
  amortized over lives of property                   17,372        18,802
  Postretirement benefits other than pensions        12,041        11,337
  Other                                               2,516         2,659
    Total other liabilities                         186,388       176,830

TOTAL                                          $  1,144,142   $ 1,029,518

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SIGCORP, Inc.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

At December 31 (in thousands except for per share
amounts)                                             1999        1998
COMMON SHAREHOLDERS' EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 23,630,568              $   78,258   $  78,258
Retained Earnings, $2,155 restricted as
to payment of cash dividends on common stock         315,028     292,717
Accumulated Other Comprehensive Income                   (78)        (12)
  Total common shareholders' equity                  393,208     370,963

PREFERRED STOCK OF SUBSIDIARY
Cumulative, $100 par value, authorized
800,000 shares, issuable in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
  callable at $110 per share                           8,590       8,590
   4.75% Series, outstanding 25,000 shares,
  callable at $101 per share                           2,500       2,500
  Total nonredeemable preferred stock of
  subsidiary                                          11,090      11,090
Redeemable
  6.50% Series, outstanding 75,000 shares,
   redeemable at $100 per share December 1, 2002       7,500       7,500

SPECIAL PREFERRED STOCK OF SUBSIDIARY
Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series,
outstanding 6,917 and
8,077 shares, respectively, redeemable at $100
per share                                                692         808

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                                 239,915     169,915
Notes payable                                         36,000      36,009
Unamortized debt premium and discount, net            (2,633)     (1,153)
  Total long-term debt                               273,282     204,771

LONG-TERM PARTNERSHIP OBLIGATIONS, NET OF
CURRENT MATURITIES                                       249         781

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
  2025, Series A, presently 3.00%                     31,500      31,500
  2030, Series C, presently 3.05%                     22,200      22,200
                                                      53,700      53,700
TOTAL CAPITALIZATION, including bonds subject to
tender                                            $  739,721   $ 649,613

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                             Accumulated
                                                               Other
                                          Common   Retained    Compre-
                                                               hensive
(in thousands )                Total      Stock    Earnings    Income
                                                               (Loss)
Balances, December 31, 1996  $ 330,924  $ 78,258  $ 252,626     $ 40

  Net Income                    46,140         -     46,140        -
  Unrealized Gain on
  Securities (net of tax)           37         -          -       37
Comprehensive Income            46,177         -     46,140       37
Common Stock Dividends
 ($1.15 per share)             (27,938)        -    (27,938)       -
Balances, December 31, 1997    349,163    78,258    270,828       77

  Net Income                    50,476         -     50,476        -
  Unrealized (Loss) on
  Securities (net of tax)          (89)        -          -      (89)
Comprehensive Income            50,387         -     50,476      (89)
Common Stock Dividends
 ($1.21 per share)             (28,587)         -    (28,587)      -
Other                             (429)         -          -     (429)
Balances, December 31, 1998    370,534    78,258    292,288      (12)

  Net Income                    52,057         -     52,057        -
Unrealized (Loss) on
  Securities (net of tax)         (66)         -          -      (66)
Comprehensive Income            51,991         -     52,057      (66)
Common Stock Dividends
 ($1.24 per share)             (29,224)        -    (29,224)       -
Other                              (93)        -        (93)       -
Balances, December 31, 1999  $ 393,208  $ 78,258  $ 315,028     ($78)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO SOUTHERN INDIANA GAS AND ELECTRIC COMPANY:

     We have audited the balance sheets and statements of capitalization of SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
(an Indiana corporation) as of December 31, 1999 and 1998, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements and the supplemental schedule referred to below are the responsibility of Southern Indiana Gas and Electric
Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Indiana Gas and Electric Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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


                               ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 2000

Southern Indiana Gas
And Electric Company

SOUTHERN INDIANA GAS AND ELECTRIC
COMPANY
STATEMENTS OF INCOME

Year Ended December 31 (in thousands)     1999       1998        1997
OPERATING REVENUES:
  Electric                              $ 307,569   $297,865   $ 272,545
  Gas                                      68,212     66,801      85,561
    Total operating revenues              375,781    364,666     358,106
OPERATING EXPENSES:
  Fuel for electric generation             72,155     68,849      62,630
  Purchased electric energy                20,791     20,762      13,985
  Cost of gas sold                         39,612     39,627      54,060
  Other operation expenses                 61,108     56,001      55,611
  Maintenance                              34,550     37,398      29,086
  Depreciation and amortization            44,867     42,401      40,191
  Federal and state income taxes           26,427     25,035      27,259
  Property and other taxes                 12,845     12,591      12,828
    Total operating expenses              312,354    302,664     295,650
OPERATING INCOME                           63,426     62,002      62,456
OTHER INCOME:
  Allowance for other funds used
  during construction                         296        (73)        581
  Interest                                    363        340         541
  Other, net                                  (58)       488       1,448
    Total other income                        601        755       2,570
INCOME BEFORE INTEREST AND OTHER
CHARGES                                    64,027     62,757      65,026
INTEREST AND OTHER CHARGES:
  Interest on long-term debt               16,121     17,376      18,020
  Interest on short-term debt               3,158      2,614       1,769
  Amortization of premium, discount,
  and expense on debt                         487        690         671
  Allowance for borrowed funds used
  during construction                      (2,507)    (1,465)       (797)
    Total interest and other charges       17,259     19,215      19,663

NET INCOME                                 46,768     43,542      45,363

  Preferred stock dividend                  1,078      1,095       1,097

NET INCOME APPLICABLE TO COMMON STOCK   $  45,690   $ 42,447   $  44,266

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SOUTHERN INDIANA GAS AND ELECTRIC
COMPANY
STATEMENTS OF CASH FLOWS

Year Ended December 31 (in thousands)      1999         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                              $ 46,768   $  43,542   $  45,363
   Adjustments to reconcile net income
   to net cash
   provided by operating activities:
    Depreciation and amortization           44,867      42,401      40,191
    Deferred income taxes and
  investment
  tax credits, net                           3,401       2,207      (4,951)
    Allowance for other funds used
    during construction                        296           -        (581)
    Change in assets and liabilities:
  Receivables, net (including
     accrued unbilled revenues)             (5,184)      5,152      (3,261)
     Inventories                             5,200     (12,587)     (3,407)
     Accounts payable                          433       1,061        (272)
     Accrued taxes                           3,636      (1,153)     (2,788)
     Refunds to customers and from
     gas suppliers                           3,219       1,001      (1,566)
     Other assets and liabilities            7,986       7,492       7,950
    Net cash provided by operating
    activities                             110,622      89,116      76,678

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures (net
  of allowance for
  other funds used during construction)    (60,676)    (55,314)    (65,501)
  Demand side management program
  expenditures                                (252)     (1,182)     (2,340)
  Change in nonutility property                (50)        (25)          -
  Other                                       (990)     (1,894)       (456)
    Net cash used in investing activities  (61,968)    (58,415)    (68,297)

CASH FLOWS FROM FINANCING ACTIVITIES
  First mortgage bonds retired             (55,000)    (14,000)       (295)
  First mortgage bonds issued               80,000           -           -
  Dividends paid                           (32,380)    (30,187)    (30,482)
  Reduction in preferred stock                (116)       (116)          -
  Change in environmental improvement
  funds held by trustee                      3,304        (198)       (272)
  Change in notes payable                  (42,800)     13,150      20,176
  Other                                     (1,725)         48         479
    Net cash used in financing activities  (48,717)    (31,303)     (10,394)


NET DECREASE IN CASH AND CASH
EQUIVALENTS                                    (63)      (602)      (2,013)

CASH AND CASH EQUIVALENTS AT BEGINNING         512       1,114       3,127
OF PERIOD

CASH AND CASH EQUIVALENTS AT END
OF PERIOD                                 $    449   $     512   $   1,114

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
BALANCE SHEETS

At December 31 (in thousands)                  1999           1998
UTILITY PLANT, at original cost:
  Electric                                 $   1,160,216   $  1,141,870
  Gas                                            156,918        150,136
                                               1,317,134      1,292,006
  Less accumulated provision for
  depreciation                                   623,611        593,901
                                                 693,523        698,105
  Construction work in progress                   45,393         24,306
    Net utility plant                            738,916        722,411

OTHER INVESTMENTS AND PROPERTY:
  Environmental improvement funds held by
  trustee                                            996          4,300
  Notes receivable                                 1,159              -
  Nonutility property and other                    1,627          1,577
    Total other investments and property           3,782          5,877

CURRENT ASSETS:
  Cash and cash equivalents                          449            512
  Receivables, less allowance of $2,138
  and $2,156, respectively                        34,738         28,854
  Accrued unbilled revenues                       18,736         20,595
  Inventories                                     39,190         44,566
  Current regulatory assets                        7,921          9,527
  Other current assets                             2,970          2,776
    Total current assets                         104,004        106,830

OTHER ASSETS:
  Unamortized premium on reacquired debt           3,937          4,226
  Postretirement benefits other than
  pensions                                             -            985
  Demand side management programs                 25,298         25,046
  Allowance inventory                              2,269          2,093
  Deferred charges                                16,553         14,444
    Total other assets                            48,057         46,794

TOTAL                                      $     894,759   $    881,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


At December 31 (in thousands)                       1999         1998
SHAREHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION:
Common Stock                                      $  78,258   $   78,258
Retained Earnings                                   256,312      241,924
  Total common shareholder's equity                 334,570      320,182
Cumulative Nonredeemable Preferred Stock
of Subsidiary                                        11,090       11,090
Cumulative Redeemable Preferred Stock
of Subsidiary                                         7,500        7,500
Cumulative Special Preferred Stock of Subsidiary        692          808
Long-Term Debt, net of current maturities           238,282      169,762
  Total capitalization, excluding bonds
  subject to tender (see Statements
  of Capitalization)                                592,134      509,342

CURRENT LIABILITIES:
Current Portion of Adjustable Rate Bonds
Subject to Tender                                    53,700       53,700
Current Maturities of Long-Term Debt and
Interim Financing:
  Maturing long-term debt                                 -       45,000
  Notes payable                                      22,880       50,759
  Notes payable to Associated Company                     -       14,930

    Total current maturities of long-term debt
    and interim financing                            22,880      110,689

Other Current Liabilities:
  Accounts payable                                   28,560       28,127
  Dividends payable                                     117          120
  Accrued taxes                                       8,408        4,772
  Accrued interest                                    6,012        4,676
  Refunds to customers                                5,375        2,156
  Other accrued liabilities                          22,706       18,544
    Total other current liabilities                  71,178       58,395
    Total current liabilities                       147,758      222,784

OTHER LIABILITIES:
  Accumulated deferred income taxes                 122,977      118,147
  Accumulated deferred investment tax
  credits, being
  amortized over lives of property                   17,372       18,801
  Postretirement benefits other than pensions        12,041       11,337
  Other                                               2,477        1,501
    Other liabilities                               154,867      149,786

TOTAL                                             $ 894,759   $  881,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF CAPITALIZATION

At December 31 (dollars in thousands)             1999          1998
COMMON SHAREHOLDER'S EQUITY
Common Stock, without par value, authorized
50,000,000 shares, issued 15,754,826            $  78,258   $    78,258
Retained Earnings, $2,155 restricted as
to payment of cash dividends on common stock      256,312       241,924
  Total common shareholder's equity               334,570       320,182

PREFERRED STOCK
Cumulative, $100 par value, authorized 800,000
shares, issuable in series:
Nonredeemable
   4.8% Series, outstanding 85,895 shares,
   callable at $110 per share                       8,590         8,590
   4.75% Series, outstanding 25,000 shares,
   callable at $101 per share                       2,500         2,500
   Total nonredeemable preferred stock             11,090        11,090
Redeemable
   6.50% Series, outstanding 75,000 shares,
   redeemable at $100 per share
   December 1, 2002                                 7,500         7,500

SPECIAL PREFERRED STOCK
Cumulative, no par value, authorized 5,000,000
shares, issuable in series: 8-1/2% series,
outstanding 6,917 and 8,077 shares,
respectively, redeemable at $100 per share            692           808

LONG-TERM DEBT, NET OF CURRENT MATURITIES
First mortgage bonds                              239,915       169,915
Notes payable                                       1,000         1,000
Unamortized debt premium and discount, net         (2,633)       (1,153)
   Total long-term debt                           238,282       169,762

CURRENT PORTION OF ADJUSTABLE RATE POLLUTION
CONTROL BONDS SUBJECT TO TENDER, DUE
   2025, Series A, presently 3.00%                 31,500        31,500
   2030, Series C, presently 3.05%                 22,200        22,200
                                                   53,700        53,700

TOTAL CAPITALIZATION, including bonds
subject to tender                               $ 645,834   $   563,042

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
STATEMENTS OF RETAINED EARNINGS

At December 31 (dollars in thousands)               1999        1998
  Balance Beginning of Period                     $ 241,924   $ 228,570
  Net Income                                         46,768      43,542
                                                    288,692     272,112

  Preferred Stock Dividends                           1,078       1,095
  Common Stock Dividends                             31,302      29,093
                                                     32,380      30,188

  Balance End of Period (See Consolidated
    Statements of Capitalization for
    restriction)                                  $ 256,312   $ 241,924

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SIGCORP AND SIGECO

PRINCIPLES OF CONSOLIDATION  SIGCORP, Inc. (SIGCORP), an
Indiana holding company, has 11 wholly-owned subsidiaries:
Southern Indiana Gas and Electric Company (SIGECO), a gas and electric utility which accounts for over 80% of SIGCORP's net income for the twelve months ended December
31, 1999, and ten nonregulated subsidiaries.

On June 14, 1999, SIGCORP announced an agreement to merge with Indiana Energy, Inc. (IEI) in an all-stock pooling transaction through which a new holding company, Vectren
Corporation, would be formed. In a tax-free exchange, SIGCORP shareholders would receive one and one-third shares of Vectren stock for each share of SIGCORP stock, while IEI shares would be exchanged on a one-for-one basis. SIGCORP and IEI are proceeding to obtain the necessary regulatory approvals and completion of the merger is expected by the end of the first quarter of 2000. Transaction and related costs incurred by SIGCORP through December 31, 1999 were $5,506,000 and have been deferred.

SIGECO, which has no subsidiaries, is a regulated gas and electric utility is engaged principally in the production, purchase, transmission, distribution and sale of electricity and the delivery of natural gas. SIGECO serves 126,605 electric customers in the city of Evansville and 74 other communities and serves 109,388 gas customers in the city of Evansville and 64 other communities.

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

Generally accepted accounting principles for rate regulated companies also require that regulatory assets which are no longer probable of recovery through future revenues, at the balance sheet date, be charged to earnings. The following regulatory assets are reflected in the financial statements:

At December 31 (in thousands)                     1999        1998
Regulatory Assets:
  Demand side management program costs         $  25,900   $  25,648
  Postretirement benefits other than
  pensions <F1>                                    1,234       3,263
  Unamortized premium on reacquired debt           4,416       4,705
  Regulatory study costs                              21         107
  Fuel and gas costs <F1>                          5,585       5,931
                                                  37,156      39,654
  Less current amounts                             7,921       9,527
  Total long-term regulatory assets            $  29,235   $  30,127

<F1> Refer to the individual paragraphs in this Note for discussion of specific regulatory assets. See Income Taxes for regulatory assets and liabilities related to income taxes.

As of December 31, 1999, the recovery of $15,762,000 of SIGECO's total regulatory assets is reflected in rates charged to customers. The remaining $21,373,000 of regulatory assets, which are not yet included in rates, represent SIGECO's demand side management (DSM) costs incurred after 1993. When SIGECO files its next electric rate case, these costs will be included in rate base and earn a return; amortization of these costs over a period anticipated to be 15 years will be recovered through rates as a cost of operations. Of the $15,762,000 of regulatory assets currently reflected in rates, a total of $8,943,000 is earning a return: $4,527,000 of pre-1994 DSM costs and $4,416,000 of unamortized premium on reacquired debt. The remaining recovery periods for the DSM costs and premium on reacquired debt are 10.5 years and 19 years, respectively. The remaining $6,819,000 of regulatory assets included in rates but not earning a return are being recovered over varying periods: $1,234,000 of deferred postretirement benefit costs, over 1 year; $3,869,000 of fuel costs, over 3 months; and $1,716,000 of gas costs, over 12 months.

If all or a separable portion of SIGECO's operations becomes no longer subject to the provisions of SFAS No. 71, a write off of related regulatory assets would be required, unless some form of transition cost recovery continues through rates established and collected for SIGECO's remaining regulated operations that would meet the requirements under generally accepted accounting principles for continued accounting as regulatory assets during such recovery period. In addition, SIGECO would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

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

DEPRECIATION Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable plant. Provisions for depreciation, expressed as an annual percentage of the cost of average depreciable plant in service, were as follows:

                                             1999     1998    1997
Electric                                     3.5%     3.4%    3.4%
Gas                                          3.3%     3.3%    3.2%

INCOME TAXES SIGCORP and SIGECO utilizes the liability method of accounting for income taxes, providing deferred taxes on temporary differences. Investment tax credits have been deferred and are amortized through credits to income over the lives of the related property.

The components of the net deferred income tax liability are as follows:

SIGCORP, Inc.
At December 31 (in thousands)                     1999          1998
Deferred Tax Liabilities:
  Depreciation and cost recovery timing
differences                                     $ 120,306   $   117,866
  Deferred fuel costs, net                          2,427         3,446
  Leveraged leases                                 30,700        25,330
  Regulatory assets recoverable through
  future rates                                     26,128        26,048
Deferred Tax Assets:
  Unbilled revenue                                   (417)       (1,394)
  Regulatory liabilities to be settled
  through future rates                            (20,388)      (22,993)
  Other, net                                       (4,297)       (4,271)
Net deferred income tax liability               $ 154,459   $   144,032

The $10,427,000 increase in net deferred income tax liability is due to: accelerated tax depreciation in excess of book $1,064,000; unseasonably warm weather at year end reducing unbilled revenue $977,000; investment in two leveraged leases during year $5,370,000; reduction of liability to customers due to fuel clauses $1,019,000; amortization of investment tax credit $1,430,000; reduction of deferred tax asset regulatory liability due to investment tax credit amortization and accelerated tax depreciation in excess of book $2,605,000.



Southern Indiana Gas and Electric Company
At December 31 (in thousands)                     1999         1998
Deferred Tax Liabilities:
  Depreciation and cost recovery
  timing differences                            $ 120,307   $  117,765
  Deferred fuel costs, net                          2,427        3,446
  Regulatory assets recoverable through
  future rates                                     26,128       26,048
Deferred Tax Assets:
  Unbilled revenue                                   (417)      (1,394)
  Regulatory liabilities to be settled
  through future rates                            (20,388)     (22,993)
  Other, net                                       (5,080)      (4,725)
Net deferred income tax liability               $ 122,977   $  118,147

The $4,830,000 increase in net deferred income tax liability is due to: accelerated tax depreciation in excess of book $837,000; unseasonably warm weather at year end reducing unbilled revenue $977,000; reduction of liability to customers due to fuel clauses $1,019,000; amortization of investment tax credit $1,430,000; reduction of deferred tax asset regulatory liability due to investment tax credit amortization and accelerated tax depreciation in excess of book $2,605,000.

The components of current and deferred income tax expense are as follows:

SIGCORP, Inc.
Year Ended December 31 ( in thousands)   1999        1998        1997
Current
   Federal                             $ 14,573   $  18,984   $  24,387
   State                                  2,431       2,859       3,961
Deferred, net
   Federal                                8,722       3,558      (2,858)
   State                                  1,422          56        (172)
Investment tax credit, net               (1,430)     (1,447)     (1,457)
Total income tax expense               $ 25,718   $  24,010   $  23,861

Southern Indiana Gas and Electric
CompanyYear Ended December 31 ( in       1999        1998        1997
thousands)
Current
   Federal                             $ 19,836   $  19,521   $  28,403
   State                                  3,195       2,849       4,265
Deferred, net
   Federal                                4,080       3,270      (3,673)
   State                                    746         842        (278)
Investment tax credit, net               (1,430)     (1,447)     (1,458)
Total income tax expense               $ 26,427   $  25,035   $  27,259


A reconciliation of the statutory tax rates to effective income tax rate is as follows:

SIGCORP, Inc.
Year Ended December 31                     1999       1997       1996
Statutory federal and state rate           37.9%      37.9%      37.9%
Equity portion of allowance for funds
used during construction                    (.1)         -       (0.3)
Book depreciation over related tax
depreciation - nondeferred                  1.6        1.7        1.8
Amortization of deferred investment
tax credit                                 (1.8)      (1.9)      (2.1)
Low-income housing credit                  (3.5)      (3.8)      (4.0)
Preferred dividend requirements
of subsidiary                                .5        0.6        0.6
Excess deferred tax                        (1.5)      (2.8)      (1.2)
Other, net                                    -        0.5        1.4
Effective tax rate                         33.1%      32.2%      34.1%

Southern Indiana Gas and Electric Company
Year Ended December 31                     1999       1998       1997
Statutory federal and state rate           37.9%      37.9%      37.9%
Equity portion of allowance for funds
used during construction                      -          -       (0.3)
Book depreciation over related tax
depreciation - nondeferred                  1.7        1.7        1.8
Amortization of deferred investment
tax credit                                 (1.9)      (2.1)      (2.1)
Other, net                                 (1.1)       (.4)       0.2
Effective tax rate                         36.6%      37.1%      37.5%

PENSION BENEFITS SIGECO has trusteed, noncontributory defined benefit plans which cover eligible full-time regular employees. The plans provide retirement benefits based on years of service and the employee's highest 60 consecutive months' compensation during the last 120 months of employment. The funding policy of SIGECO is to contribute amounts to the plans equal to at least the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) but not in excess of the maximum deductible for federal income tax purposes. The plans' assets as of December 31, 1999 consist of investments in interest-bearing obligations and common stocks.

Change in benefit obligation:


Year Ended December 31 (in thousands)                1999        1998
Benefit obligation at beginning of year            $ 79,743   $  72,914
Service cost - benefits earned during the year        3,020       2,639
Interest cost on projected benefit obligation         5,637       5,020
Plan amendments                                          33       2,220
Benefits paid                                        (3,286)     (3,176)
Actuarial (gain) loss                                (3,445)        126
Benefit obligation at end of year                  $ 81,702   $  79,743

Change in plan assets:

At December 31 (in thousands)                        1999        1998
Plan assets at fair value at beginning of year     $ 83,337   $  76,587
Actual return on plan assets                          6,000       9,926
Benefits paid                                        (3,286)     (3,176)
Fair value of plan assets at end of year           $ 86,051   $  83,337

Reconciliation of funded status:

At December 31 (in thousands)                       1999        1998
Excess of plan assets over projected benefit     $    4,349   $   3,594
obligation
Remaining unrecognized transitional asset            (1,398)     (1,815)
Unrecognized service cost                             3,180       3,455
Unrecognized net gain                               (14,490)    (11,864)
Accrued pension benefit liability                $   (8,359)  $  (6,630)

Components of net periodic pension benefit cost:

Year Ended December 31 (in thousands)                1999        1998
Service cost                                       $  3,020   $   2,639
Interest cost                                         5,637       5,020
Expected return on plan assets                       (6,517)     (5,985)
Amortization of prior service cost                      307         178
Amortization of transitional asset                     (418)       (418)
Recognized actuarial gain                              (300)        (47)
Net periodic benefit cost                          $  1,729   $   1,387

The projected benefit obligation at December 31, 1999 and 1998 was determined using an assumed discount rate of 7.5% and 7.0%, respectively. For both periods, the long-term rate of compensation increases was assumed to be 5.0%, and the long-term rate of return on plan assets was assumed to be 8.0%. The transitional asset is being amortized over approximately 15, 18 and 14 years for the Salaried, Hourly and Hoosier plans, respectively.

On January 1, 1999 SIGECO amended its pension plans by increasing the "monthly earnings multiplier" applied to all credited years of service in the plans' benefit formulas. These amendments increased unrecognized prior service costs.

In addition to the trusteed pension plans discussed above, SIGECO provides supplemental pension benefits to certain current and former officers under nonqualified and nonfunded plans. The accrued pension liability for these plans at December 31, 1999 and 1998 was $4,648,000 and $3,820,000,
respectively. Service cost related to these benefits for the year ended December 31, 1999 was approximately $1,000,000.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS SIGECO provides certain postretirement health care and life insurance benefits for retired employees and their dependents through a combination of self-insured and fully-insured plans. In 1998, SIGECO amended these benefits for salaried employees aged 49 years and younger to require retiree contributions towards the related health care insurance costs. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the expected cost of these benefits be recognized during the employees' years of service. As authorized by the IURC, SIGECO deferred as a regulatory asset the additional SFAS No. 106 costs accrued over the costs of benefits actually paid after date of adoption, but prior to inclusion in rates. Subsequently, the IURC authorized SIGECO to include in rates SFAS No. 106 costs and to recover the amounts previously deferred over a 60-month period.

Change in benefit obligation:


Year Ended December 31 (in thousands)                 1999       1998
Benefit obligation at beginning of year            $  25,529   $ 30,924
Service cost - benefits earned during the period         620        578
Interest cost on accumulated benefit obligation        1,707      1,664
Actuarial gain                                        (2,287)    (4,201)
Benefits paid net of participant contributions          (661)    (1,024)
Plan amendments                                            -     (2,412)
Benefit obligation at end of year                  $  24,908   $ 25,529

The net periodic cost determined under the standard includes the amortization of the discounted present value of the obligation at the adoption date over a 20-year period.

Change in plan assets:


At December 31 (in thousands)                         1999        1998
Plan assets at fair value at beginning of year     $   9,511   $   7,336
Actual return on plan assets                           1,434       1,031
Employer contribution                                  1,425       2,168
Benefits paid net of participant contributions          (661)     (1,024)
Fair value of plan assets at end of year           $  11,709   $   9,511

Reconciliation of funded status:

At December 31 (in thousands)                         1999        1998
Excess of projected benefit obligation over plan   $  (13,199) $  (16,018)
assets
Unrecognized actuarial gain                           (15,885)    (13,671)
Unrecognized transition obligation                     17,043      18,353
Accrued postretirement benefit liability           $  (12,041) $  (11,336)


Components of net periodic other postretirement benefit cost:

Year Ended December 31 (in thousands)                 1999        1998
Service cost                                       $    620    $    578
Interest cost                                         1,707       1,664
Expected return on plan assets                         (751)       (577)
Amortization of transitional obligation               1,311       1,311
Recognized actuarial gain                              (757)       (743)
Net periodic benefit cost                          $  2,130    $  2,233

The assumptions used to develop the accumulated postretirement benefit obligation at December 31, 1999 and 1998 included discount rates of 7.5% and 7.0%, respectively. As of December 31, 1999 the health care cost trend rate is 8.0% declining to 4.5% in 2006. The accrued health care cost trend rate for 2000 is 7.0%. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes. A 1.0% increase in the assumed health care cost trend rate each year would increase the aggregate service and interest costs for 1999 by $382,000 and the accumulated postretirement benefit obligation by $3,606,000. A 1.0% decrease in the assumed health care cost trend rate each year would decrease the aggregate service and interest costs for 1999 by $307,000 and the accumulated postretirement benefit obligation by $2,952,000.

On July 1, 1998, SIGECO amended its postretirement benefit plans to change benefits for existing employees under fifty years of age and new employees to a graduated benefit rate.

SIGECO has adopted Voluntary Employee Beneficiary Association (VEBA) Trust Agreements for the funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on SIGECO's financial statements.

CASH FLOW INFORMATION For balance sheet and cash flow purposes, SIGCORP and SIGECO consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

During 1999, 1998 and 1997, SIGCORP paid interest (net of amounts capitalized) of $19,777,000, $21,900,000 and
$19,888,000, respectively, and income taxes of $19,990,000, $27,594,000 and $29,552,000, respectively. SIGCORP is involved in several partnerships which are partially financed by partnership obligations amounting to $845,000 and $2,358,000 at December 31, 1999 and 1998, respectively.

During 1999, 1998 and 1997, SIGECO paid interest (net of amounts capitalized) of $15,437,000, $18,484,000 and
$18,929,000, respectively, and income taxes of $25,476,000, $23,789,000 and $35,239,000, respectively.

INVENTORIES SIGECO accounts for inventories under the average cost method except for gas in underground storage which is accounted for under the last-in, first-out (LIFO) method. Energy accounts for gas in underground storage under the lower of cost or market method.

SIGCORP, Inc.At December 31 (in thousands)            1999        1998
Fuel (coal and oil) for electric generation         $ 12,824   $  15,701
Materials and supplies                                14,131      15,179
Emission allowances                                    4,437       5,133
Gas in underground storage - at LIFO cost             11,441      10,762
Other                                                  2,496         669
Total inventories                                   $ 45,329   $  47,444

Southern Indiana Gas and Electric Company
At December 31 (in thousands)                         1999        1998
Fuel (coal and oil) for electric generation         $ 12,229   $  15,701
Materials and supplies                                13,352      15,063
Emission allowances                                    4,437       5,133
Gas in underground storage - at LIFO cost             11,441      10,762
Total inventories                                   $ 41,459   $  46,659

Based on the December 1999 price of gas purchased, the cost of replacing SIGECO's current portion of gas in underground storage at December 31, 1999 exceeded the amount stated on a LIFO basis by approximately $12,000,000.

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

COMPREHENSIVE INCOME Comprehensive income is a measure of all changes in equity of an enterprise which result from transactions or other economic events during the period other than transactions with shareholders. This information is reported in the Consolidated Statements of Common Shareholders' Equity. SIGCORP's components of accumulated other comprehensive income (loss) includes unrealized gains (losses) on available for sale securities. SIGECO has no elements of other comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. The June 15, 1999 date was amended by SFAS No. 137 to June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on Consolidated Balance Sheets as either an asset or liability measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

SFAS No. 133 requires that changes in the derivative's fair value be recognized in the current period's earnings, unless specific hedge accounting criteria are met. If an entity qualifies for hedge accounting, gains and losses on derivatives, generally, will offset the related effects of the hedged items in the current period income statement. SFAS No. 133 requires that formal documentation be maintained and that the effectiveness of the hedge be assessed quarterly.

SIGCORP and SIGECO have not yet quantified the effects of adopting SFAS No. 133 on their financial statements and have not determined the timing or method of their adoption of this statement. However, adoption of SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

NOTE 2  LEVERAGED LEASES

SIGCORP

SIPI is a lessor in several leveraged lease agreements under which an office building, a part of a reservoir, a gas turbine electric generating peaking unit, two heat and power generating facilities and passenger railroad cars are leased to third parties. In early 1998, SIPI sold its leveraged lease in a paper mill. In 1999 SIPI entered into two new leveraged leases in the Netherlands and Belgium. The economic lives and lease terms vary with the leases. The total equipment and facilities cost was approximately $409,700,000 and $86,700,000 at December 31, 1999 and 1998,
respectively. The cost of the equipment and facilities was partially financed by nonrecourse debt provided by lenders, who have been granted an assignment of rentals due under the leases and a security interest in the leased property, which they accepted as their sole remedy in the event of default by the lessee. Such debt amounted to approximately $373,500,000 and $66,700,000 at December 31, 1999 and 1998,
respectively. SIGCORP's net investment in leveraged leases at those dates was $55,037,000 and $10,673,000, respectively, as shown:

At December 31 (in thousands)                         1999       1998
Minimum lease payments receivable                  $  161,551  $ 51,443
Estimated residual value                               29,073    29,073
Less unearned income                                  104,887    44,513
Investment in lease financing receivables and loan     85,737    36,003
Less deferred taxes arising from leveraged leases      30,700    25,330
Net investment in leveraged leases                 $   55,037  $ 10,673

NOTE 3  SHORT-TERM FINANCING

SIGCORP and SIGECO

SIGECO has trust demand note arrangements totaling
$17,000,000 with several banks, of which none was utilized at December 31, 1999. Funds are also borrowed periodically from banks on a short-term basis, made available through lines of credit. SIGCORP has available lines of credit totaling $149,000,000 at December 31, 1999 of which $108,566,000 was utilized at that date.

SIGCORP, Inc.
At December 31 (in thousands)              1999        1998      1997
Notes Payable
  Balance at year end                   $  108,566   $ 69,508  $ 41,368
  Weighted average interest rate on
  year end balance                            6.26%      5.86%     6.21%
  Average daily amount outstanding
  during the year                       $   96,920   $ 38,408  $ 14,510
  Weighted average interest rate on
  average daily amount
  outstanding during the year                 5.94%      6.22%     6.08%
</TABLE<

SIGECO has trust demand note arrangements totaling
$17,000,000 with several banks of which none was utilized at December 31, 1999. Funds are also borrowed periodically from banks on a short-term basis, made available through lines of credit. SIGECO has available lines of credit totaling $49,000,000 at December 31, 1999 of which $22,880,000 was utilized at that date



Southern Indiana Gas and Electric Company
At December 31 (in thousands)               1999      1998       1997
Notes Payable
  Balance at year end                    $  22,880   $65,689   $ 52,529
  Weighted average interest rate on
  year end balance                            6.42%     5.77%      6.31%
  Average daily amount outstanding
  during the year                        $  54,576   $43,149   $ 19,777
  Weighted average interest rate on
  average daily amount
  outstanding during the year                 5.74%     6.28%      6.13%

NOTE 4  LONG-TERM DEBT

SIGCORP and SIGECO

The annual sinking fund requirement of SIGECO's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2000 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2000 is excluded from current liabilities on the balance sheet. At December 31, 1999, $200,011,000 of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

Several of SIGCORP's partnership investments have been financed through obligations with such partnerships. Of the amount of first mortgage bonds, notes payable and partnership obligations outstanding at December 31, 1999, the following amounts which mature in the five years subsequent to 1999 are as follows:



                                      SIGCORP          SIGECO
    2000                              $ 596,000      $       -
    2001                                249,000              -
    2003                              1,000,000      1,000,000


In addition, $53,700,000 of adjustable rate pollution control series first mortgage bonds could, at the election of the bondholder, be tendered to SIGECO in March 2000. If
SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional funds for payment to bondholders. For financial statement presentation purposes those bonds subject to tender in 2000 are shown as current liabilities.

First mortgage bonds, notes payable and partnership obligations outstanding and classified as long-term are as follows:

SIGCORP, Inc.
At December 31 (in thousands)                       1999        1998
First Mortgage Bonds due:
  2020, 4.40% Pollution Control Series B         $    4,640  $    4,640
  2030, 4.40% Pollution Control Series B             22,000      22,000
  2014, 7.25% Pollution Control Series A             22,500      22,500
  2016, 8.875%                                       13,000      23,000
  2023, 7.60%                                        45,000      45,000
  2025, 7.625%                                       20,000      20,000
  Adjustable Rate Pollution Control:
  2015, Series A, presently 4.55%                     9,975       9,975
  Adjustable Rate Environmental Improvement:
  2023, Series B, presently 6%                       22,800      22,800
  2029, 6.72%                                        80,000           -
Total first mortgage bonds                       $  239,915  $  169,915
Notes Payable:
  Insurance Company, due 2012, 7.43%             $   35,000  $   35,000
  Tax Exempt, due 2003, 6.25%                         1,000       1,000
  Bank, due 2000, 2.90%                                   -           9
Total notes payable                              $   36,000  $   36,009
Partnership Obligations, due 2001 through 2005,
without interest                                 $      249  $      781

Southern Indiana Gas and Electric Company
At December 31 (in thousands)                        1999       1998
First Mortgage Bonds due:
  2020, 4.40% Pollution Control Series B         $     4,640  $   4,640
  2030, 4.40% Pollution Control Series B              22,000     22,000
  2014, 7.25% Pollution Control Series A              22,500     22,500
  2016, 8.875%                                        13,000     23,000
  2023, 7.60%                                         45,000     45,000
  2025, 7.625%                                        20,000     20,000
  Adjustable Rate Pollution Control:
  2015, Series A, presently 4.55%                      9,975      9,975
  Adjustable Rate Environmental Improvement:
  2023, Series B, presently 6%                        22,800     22,800
  2029, 6.72%                                         80,000          -
Total first mortgage bonds                       $   239,915  $ 169,915
Notes Payable:
  Tax Exempt, due 2003, 6.25%                          1,000      1,000
Total notes payable                              $     1,000  $   1,000

NOTE 5  CAPITAL STOCK

SIGCORP and SIGECO

COMMON STOCK Each outstanding share of SIGCORP's common stock contains a right which entitles registered holders to purchase from SIGCORP one-hundredth of a share of SIGCORP's common stock, at an initial price of $65 per share (Purchase Price) subject to adjustment. The rights will not be exercisable until a party acquires beneficial ownership of 10% of common shares or makes a tender offer for at least 10% of its common shares. The rights expire December 31, 2005. If not exercisable, the rights in whole may be redeemed by SIGCORP at a price of $.01 per right at any time prior to their expiration. If at any time after the rights become exercisable and are not redeemed and SIGCORP is involved in a merger or other business combination transaction, proper provision shall be made to entitle a holder of a right to buy common stock of the acquiring company having a value of two times such Purchase Price. These rights are not exercisable in the merger with IEI.

SIGECO has a common stock option plan for its key management employees. The option price for all stock options is at least 100% of the fair market value of SIGCORP common stock at the grant date. Options generally vest and become exercisable between one and three years in equal annual installments beginning one year after the grant date, and generally expire in 10 years. The expiration dates for options outstanding as of December 31, 1999, ranged from July 13, 2005 to July 14, 2008. Stock option activity for the past three years was as follows:

At December 31                           1999        1998       1997
Outstanding at beginning of year         503,668     458,169    327,901
Granted                                  204,639      74,999    139,348
Exercised                                 (9,878)    (29,500)    (9,080)
Outstanding at end of year               698,429     503,668    458,169
Exercisable at end of year               493,790     381,765    318,821
Reserved for future grants at end
of year                                        -     204,639    279,638
Average Option Price  - Exercised         $23.36      $21.16     $18.42
                      - Outstanding at
                        end of year       $24.43      $23.28     $21.58

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

SIGCORP, Inc.
At December 31                            1999        1998        1997
Net Income:
  As reported                             $52,057     $50,476     $46,140
  Pro forma                                51,386      49,961      45,848
Basic Earnings Per Share:
  As reported                               $2.20       $2.14       $1.95
  Pro forma                                  2.17        2.11        1.94
Diluted Earnings Per Share:
  As reported                               $2.19       $2.12       $1.95
  Pro forma                                  2.17        2.10        1.94

Southern Indiana Gas and Electric Company
At December 31                            1999        1998        1997
Net Income:
  As reported                             $45,690     $42,447     $44,266
  Pro forma                                45,019      41,932      43,974

The fair value of each option granted used to determine pro forma net income is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the twelve month periods ended December 31, 1999, 1998 and 1997: risk-free interest rate of 6.46%, 4.44% and 5.75%, respectively; expected option term of five years; expected volatilities of 34.00%, 33.16% and 36.62%, respectively; and dividend rates of 4.46%, 3.77% and 4.46%, respectively.

EARNINGS PER SHARE The following table illustrates the basic and diluted earnings per share calculations.

SIGCORP, Inc.
At December 31
(in thousands except for per share amounts)
            1999                     1998                   1997
                    Per                     Per                       Per
   Income   Shares  Share   Income   Shares Share   Income  Shares    Share
                    Amount                       Amount
Basic EPS
   $52,057  23,631  $2.20   $50,476  23,631 $2.14   $46,140  23,631    $1.95
Effect of dilutive securities
               93                       134                      56
Diluted EPS
   $52,057  23,724  $2.19   $50,476  23,765 $2.12   $46,140  23,687    $1.95

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

CUMULATIVE SPECIAL PREFERRED STOCK OF SIGECO The Cumulative Special Preferred Stock contains a provision which allows the stock to be tendered on any of its dividend payment dates. On January 29, 1999, SIGECO repurchased 1,160 shares of the Cumulative Special Preferred Stock at a cost of $117,600 as a result of a tender within the provision of the issuance.

NOTE 6  OWNERSHIP OF WARRICK UNIT 4

SIGCORP and SIGECO

SIGECO and Alcoa Generating Corporation (AGC), a subsidiary of Aluminum Company of America, own the 270 MW Unit 4 at the Warrick Power Plant as tenants in common. SIGECO's share of the cost of this unit at December 31, 1999 is $37,503,000 with accumulated depreciation totaling $27,306,000. AGC and SIGECO also share equally in the cost of operation and output of the unit. SIGECO's share of operating costs is included in operating expenses in the Consolidated Statements of Income.

NOTE 7  COMMITMENTS AND CONTINGENCIES

SIGCORP and SIGECO

SIGECO presently estimates that approximately $51,991,000 will be expended for construction purposes in 2000, including those amounts applicable to SIGECO's demand side management (DSM) programs. Commitments for the 2000 construction program are approximately $7,149,000 at December 31, 1999. Additionally, SIGECO has a three-year contract with a utility-affiliated power marketer to purchase 50 MW of electric power beginning January 2000 through December 2002.

NOTE 8  LEASE OBLIGATIONS

SIGCORP

SIMI has entered into an agreement to lease back a previously sold manufacturing facility and related equipment at $532,000 per year through 2010 under a noncancelable operating lease. In December 1997, Fuels entered operating
lease agreements for mining equipment.   The aggregate
future minimum rental payments required under the above leases are as follows:

Year Ended December 31 (in thousands)
            2000                      $   2,319
            2001                          2,319
            2002                          2,319
            2003                          2,145
            2004                          1,924
            Thereafter                    6,915
            Total lease payments      $  17,941

Total rental expense under all operating leases was $679,863, $1,206,977 and $578,454 for the years ended
December 31, 1999, 1998 and 1997, respectively.

NOTE 9  SEGMENTS OF BUSINESS

SIGCORP AND SIGECO

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in financial statements and disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SIGCORP has four reportable segments. They are SIGECO's electric and gas utility operations, Energy Services' gas marketing services and SIPI's investment operations. All other subsidiary operations and corporate activities are included in other. SIGCORP's reportable segments are operations that are managed separately and meet the quantitative thresholds required by SFAS No. 131. A description of the segments' products and services is included in Note 1 "Principles of Consolidation." The accounting policies of the segments are those described in
Note 1. Revenues for each of SIGCORP's segments are attributable principally to customers in the United States except a portion of revenues for SIPI which are attributable to customers in the Netherlands and Belgium as well.

Certain financial information relating to significant segments of business is presented below:

SIGCORP, Inc.
Year Ended December 31 (in          1999          1998          1997
thousands)
Operating revenues:
  Electric                        $   307,569   $   297,865   $   272,545
  Gas                                  68,212        66,801        85,561
  Gas marketing                       221,534       179,613        71,669
  Investment operations                 1,039           963           955
  All other                            26,680        28,664         2,507
  Total                               625,034       573,906       433,237
Interest revenue:
  Electric <F1>                           330           309           492
  Gas <F1>                                 33            31            49
  Gas marketing                            85            71            27
  Investment operations                 2,863         3,702         2,305
  All other                             7,321         4,880         2,912
  Total                                10,632         8,993         5,785
Interest expense:
  Electric <F1>                        17,544        18,191        18,009
  Gas <F1>                              1,735         1,799         1,781
  Gas marketing                           168           155            15
  Investment operations                 4,051         2,749         2,242
  All other                             6,604         3,901         2,051
  Total                                30,102        26,795        24,098
Income taxes:
  Electric                             24,331        22,881        23,714
  Gas                                   2,096         2,153         3,545
  Gas marketing                           244           339           244
  Investment operations                (1,052)       (1,517)       (2,564)
  All other                                99           154        (1,078)
  Total                                25,718        24,010        23,861
Net income:
  Electric                             41,820        38,342        37,861
  Gas                                   3,870         4,106         6,404
  Gas marketing                           239           543           405
  Investment operations                 5,318         6,899         3,528
  All other                               810           586        (2,058)
  Total                                52,057        50,476        46,140
Depreciation and amortization
expense:
  Electric                             40,829        38,077        36,217
  Gas                                   4,038         4,324         3,974
  Gas marketing                            75            36             4
  Investment operations                   139           189            91
  All other                               260           107            87
  Total                                45,341        42,733        40,373
Capital expenditures:
  Electric                             51,080        47,114        55,735
  Gas                                   9,893         9,381        12,687
  Gas marketing                             -             -             -
  Investment operations                     -             -             -
  All other                               902         2,277           592
  Total                                61,875        58,772        69,014
Identifiable assets:
  Electric <F2>                       751,159       740,746       726,507
  Gas <F2>                            143,078       141,174       137,956
  Gas marketing                        39,545        25,905        22,372
  Investment operations               154,739        87,000        94,365
  All other                           577,756       460,706       398,928
  Total assets                    $ 1,666,277   $ 1,455,531   $ 1,380,128

<F1>   SIGECO allocates interest revenue and expense based on the net plant ratio which is 91% electric and 9% gas.
<F2>   Utility plant less accumulated provision for depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

The following is a reconciliation to the consolidated financial statements of SIGCORP:

Year Ended December 31
(in thousands)                       1999         1998         1997
Operating revenues:
  Total revenues for segments      $   625,034  $   573,906  $   433,237
  Elimination of intersegment
  revenues                             (20,543)     (16,795)           -
  Total consolidated revenues          604,491      557,111      433,237
Interest revenue:
  Total interest revenue for
  segments                              10,632        8,993        5,785
  Elimination of intersegment
  interest                              (6,137)      (3,505)      (2,782)
  Total consolidated interest
  revenue                                4,495        5,488        3,003
Interest expense:
  Total interest expense for
  segments                              30,102       26,795       24,098
  Elimination of intersegment
  interest                              (6,135)      (3,505)      (2,782)
  Total consolidated interest
  expense                               23,967       23,290       21,316
Identifiable assets:
  Total assets for segments          1,666,277    1,455,531    1,380,128
  Elimination of intersegment
  assets                              (522,135)    (426,013)    (390,105)
  Total consolidated assets        $ 1,144,142  $ 1,029,518  $   990,023

Southern Indiana Gas and Electric Company
Year Ended December 31
(in thousands)                        1999         1998         1997
Operating revenues:
   Electric                         $ 307,569    $ 297,865   $  272,545
   Gas                                 68,212       66,801       85,561
   Total                              375,781      364,666      358,106
Interest revenue:
  Electric <F1>                           330          309          492
  Gas <F1>                                 33           31           49
  Total                                   363          340          541
Interest expense:
   Electric <F1>                       17,544       18,191       18,009
   Gas <F1>                             1,735        1,799        1,780
   Total                               19,279       19,990       19,789
Identifiable assets:
   Electric <F2>                      751,598      740,746       18,009
   Gas <F2>                           143,161      141,174        1,780
   Total assets                     $ 894,759    $ 881,920   $   19,789

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

SIGCORP, Inc.
At December 31              1999                     1998
(in thousands)
                            Carrying    Estimated    Carrying   Estimated
                             Amount     Fair Value    Amount    Fair
                                                                Value
Long-Term Debt (including
current portion)          $ 326,982   $ 354,426    $ 303,471   $376,424
Partnership Obligations
(including current
portion)                        845         905        2,358      3,446
Redeemable Preferred
 Stock of Subsidiary          7,500       7,538        7,500      9,044


Southern Indiana Gas and Electric Company
At December 31               1999                    1998
(in thousands)
                             Carrying    Estimated   Carrying   Estimated
                              Amount     Fair         Amount    Fair
                                         Value                  Value
Long-Term Debt (including
current portion)           $ 291,982  $  316,535   $ 268,462   $333,456
Redeemable Preferred Stock     7,500       7,538       7,500      9,044

At December 31, 1999 and 1998, respectively, the fair value of SIGCORP's debt relating to utility operations exceeded carrying amounts by $24,500,000 and $65,000,000.
Anticipated regulatory treatment of the excess or deficiency of fair value over carrying amounts of SIGECO's long-term debt, if in fact settled at amounts approximating those above, would dictate that these amounts be used to reduce or increase SIGECO's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on SIGECO's financial position or results of operations.

LONG-TERM DEBT At December 31, 1999 and 1998, respectively, the fair value of SIGCORP's long-term debt, which was substantially related to SIGECO's operations, were based on the current quoted market interest rate of long-term debt of comparably rated utilities (6.46%) and (5.09%). Fair value of SIGCORP's tax-exempt issues were valued at the tax-effected rate of such debt (3.26%) and (4.01%), respectively.

REDEEMABLE PREFERRED STOCK OF SIGECO At December 31, 1999 and 1998, respectively, the fair value of SIGECO's redeemable preferred stock were based on the current quoted market rate of long-term debt with similar characteristics, of comparably rated utilities (6.46%) and (5.09%).

PARTNERSHIP OBLIGATIONS At December 31, 1999 and 1998, respectively, the fair value of SIGCORP's partnership obligations were estimated based on the current quoted market rate of comparable debt (7.62%) and (5.09%).

NOTE 11  ENVIRONMENTAL

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

Under applicable rules, SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid. SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided. SIGECO does not believe that it is liable for the alleged fine in this matter, but cannot determine the outcome of the matter with certainty. Currently, no liability has been recorded for this matter.

NOTE 12  SUBSEQUENT EVENT

On January 28, 2000, affiliates of Blackstone Capital
Partners III, a private equity fund of The Blackstone Group invested in class B equity units of Utilicom Holdings LLC
(Holdings) a newly formed holding company. The investment was the first part of a commitment by Blackstone to invest up to $100 million to fund future growth opportunities in fiber optic networks. At the same time, Advanced
Communications exchanged 35 percent of its current 49 percent equity interest in SIGECOM LLC for $16.5 million of convertible debt of Holdings. The debt is convertible into class A equity units at a future date or in the event of a public offering of stock. Simultaneous with this transaction, Utilicom was downstreamed to Holdings and the existing equity interests in Utilicom were converted to class A equity units in Holdings. The investment restructuring resulted in an immediate after tax gain to SIGCORP of $4,900,000 in the first quarter of 2000.

Selected Quarterly
Financial Data
(Unaudited)
SIGCORP, Inc.
                                                       June
                          March                    30,
                          31,
(in thousands except
for
per share amounts)        1999         1998        1999        1998
Operating Revenues      $ 150,161   $  141,071  $  131,920  $  133,305
Operating Income        $  23,793   $   23,880  $   16,157  $   16,623
Net Income              $  12,620   $   16,426  $    8,170  $    9,007
Basic Earnings Per      $    0.53   $     0.70  $     0.35  $     0.38
Share
Diluted Earnings Per
Share                   $    0.53   $     0.69  $     0.34  $     0.38
Average Common Shares
Outstanding                23,631       23,631      23,631      23,631



                              September 30,             December 31,
                          1999         1998        1999        1998

Operating Revenues      $ 157,963   $  134,035  $  164,447  $  148,700
Operating Income        $  32,341   $   31,557  $   16,521  $   14,019
Net Income              $  20,248   $   17,876  $   11,019  $    7,167
Basic Earnings Per      $    0.86   $     0.76  $     0.47  $     0.30
Share
Diluted Earnings Per
 Share                  $    0.85   $     0.75  $     0.47  $     0.30
Average Common Shares
Outstanding                 23,631      23,631      23,631      23,631


SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
Quarter Ended
                          March                    June 30,
                          31,
(in thousands)            1999         1998        1999        1998
Operating Revenues      $ 100,685   $  95,145   $  84,318   $  87,821
Operating Income        $  17,147   $  16,419   $  12,338   $  12,518
Net Income              $  12,237   $  12,763   $   7,617   $   7,585


                             September 30,             December 31,
                          1999         1998        1999        1998
Operating Revenues      $ 101,930   $  93,359   $  88,848   $  88,341
Operating Income        $  21,219   $  21,376   $  12,722   $  11,689
Net Income              $  17,601   $  16,429   $   8,235   $   5,670

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

Item 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

                None

PART III
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANTS

      (a)  Identification of Directors

           John M. Dunn, 61, President and Chief Executive
           Officer of Dunn Hospitality Group, Evansville,
           Indiana, hotel development and management company. He is also a director of Old National Bank of Evansville.
           He has been a director of SIGECO and SIGCORP since
           1996.

           John D. Engelbrecht, 48, President and Chief Executive
           Officer of South Central Communications, Evansville,
           Indiana, owner and operator of radio and television stations in Indiana, Kentucky and Tennessee and MUZAK franchises in 14 U.S. cities. He is also a director of Fifth Third Bank, Indiana; Evansville, Indiana. He has been a director of SIGECO and SIGCORP since 1996.

           Andrew E. Goebel, 52, President of SIGCORP since April
           1999; Executive Vice President of SIGCORP 1997-1999;
           Secretary and Treasurer of SIGCORP 1996-1997; Chief
           Executive Officer of SIGECO since April 1999;
           President and Chief Executive Officer of SIGECO 1997-
           1999; Senior Vice President, Chief Financial Officer and Secretary of SIGECO 1996-1997; Senior Vice
           President, Chief Financial Officer, Secretary &
           Treasurer of SIGECO 1989-1996; and Vice President,
           Secretary and Treasurer of SIGECO 1984-1989. He is also a director of Old National Bank of Evansville.
           He has been a director of SIGCORP and SIGECO since
           September 1997.

           Robert L. Koch II, 61, President and Chief Executive
           Officer of Koch Enterprises, Inc., Evansville,
           Indiana, holding company comprised of manufacturers of aluminum die castings, industrial painting systems and wholesale distributors of heating and air conditioning equipment. He is a director of Fifth Third Bancorp, Cincinnati, Ohio and Bindley Western Industries, Inc.
           of Indianapolis, Indiana. He has been a director of SIGECO since 1986 and a director of SIGCORP since
           1996.

           Donald A. Rausch, 69, Chairman of the Board, President and Chief Executive Officer 1990-1995, of UF Bancorp,
           Inc., Evansville, Indiana; Chairman of the Board and
           President, 1985-1995, of Union Federal Savings Bank,
           Evansville, Indiana. He has been a director of SIGECO since 1982 and a director of SIGCORP since 1996.

           Officer of SIGECO 1988-1990; Executive Vice President and General Manager of SIGECO 1985-1988. He is also a director of Ohio Valley Electric Corp., Indiana-
           Kentucky Electric Corp., National City Bancshares and the National City Bank of Evansville. He has been a director of SIGECO since 1985 and a director of SIGCORP since 1996.

           Richard W. Shymanski, 63, Chairman of the Board 1995-
           1999, and President 1983-1995, of Harding Shymanski &
           Company, Professional Corporation, Certif ied Public
           Accountants, Evansville, Indiana. He has been a director of SIGECO since 1989 and a director of SIGCORP since 1996. Retired December 31, 1999 from
           Harding Shymanski & Company

           *Donald E. Smith, 73, President and Chief Executive
           Officer of First Financial Corporation, Terre Haute,
           Indiana; Chairman and director of Terre Haute First
           National Bank, Terre Haute, Indiana; President and director of Terre Haute Oil Corp., Chairman and director of Princeton Mining Co., Inc., Chairman and director of Deep Vein Coal Company and Chairman and director of R.J. Oil Co., all of Terre Haute, Indiana;
           and a director of Blackhawk Coal Corporation. He has been a director of SIGECO since 1964 and a director of SIGCORP since 1996. *Retired as a director of SIGECO and SIGCORP effective December 31, 1999.


           James S. Vinson, 58, President and Professor of
           Physics at the University of Evansville in Evansville, Indiana since 1987. Vice President of Academic
           Affairs and Professor of Physics at Trinity University of San Antonio, Texas 1983-1987. He has been a director of SIGECO since 1989 and a director of SIGCORP since 1996.

      (b)  Identification of Executive Officers

           The information required by this item is included in
           Part I, Item 1. - BUSINESS on page 13, to which reference is hereby made.

Item 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS


            General. The following three tables set forth compensation paid by SIGCORP and SIGECO to the five highest paid executive officers of SIGCORP or SIGECO during the past three years whose total cash compensation for the calendar year 1999 exceeded $100,000. The tables include a Summary
         Compensation Table (Table 1); a table showing
         Option Grants in Last Fiscal Year (Table 2), and a table showing Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
         Values (Table 3).

TABLE 1
SUMMARY COMPENSATION TABLE
(a)                   (b)            (c)     (d)  (e)           (f)
                                                  Long Term
                                                  Compensation
                                                  Awards:
                                                  Shares
                                                  Underlying
Name and Principal         Annual Compensation    Options       All Other
Position at SIGCORP   Year   Salary       Bonus         (#)     Compensation
or SIGECO                                 <F1>
Ronald G. Reherman    1999 $ 409,801  $ 159,100       54,529    None
Chairman and Chief
Executive Officer     1998   363,467    150,500   None          None
of SIGCORP and
Chairman of the       1997   346,875     67,000       52,955    None
Board of SIGECO

Andrew E. Goebel      1999   275,014     80,156       37,489    None
President of SIGCORP
and                   1998   220,436     65,625        7,007    None
Chief Executive
Officer of SIGECO     1997   190,208     35,000       20,993    None

J. Gordon Hurst       1999   217,048     62,500       25,049    None
President and Chief
Operating Officer     1998   196,637     59,375        1,974    None
of SIGECO             1997   177,083     32,800       19,858    None

Ronald G. Jochum      1999   140,563     19,500        4,601    None
Vice President        1998   128,127     18,750        4,055    None
Power Supply of       1997   123,958     18,000        4,728    None
SIGECO

Jeffrey L. Davis      1999   123,650     16,500        4,090    None
Vice President        1998   107,213     15,000        3,431    None
Support Services of
SIGECO                1997    98,125     13,650        3,783    None

<F1>  These amounts are cash awards under the Corporate Performance Plan based on performance for the prior plan year.


TABLE 2
OPTION GRANTS IN LAST FISCAL YEAR
                              Individual Grants
                         % of                             Potential
               Number of Total                            Realizable
               Shares
               Under-
               lying     Options    Exercise              Value at Assumed
                         Granted                          Annual Rates of
               Options   to         or Base    Expira-    Stock
               Granted   Employees  Price      tion       Price
               <F1>      in         <F2>                  Appreciation
                         Fiscal     (Per                  for Option Term
    Name       (#)       Year       Share)($)  Date        ($)
                                                          5%<F3>    10%<F3>
R.G. Reherman  54,529    26.65      27.0000    7/19/2009  925,911  2,346,440
A.E. Goebel    37,489    18.32      27.0000    7/19/2009  636,569  1,613,191
J.G. Hurst     25,049    12.24      27.0000    7/19/2009  425,336  1,077,885
R.G. Jochum     4,601     2.25      27.0000    7/19/2009   78,126    197,986
J.L. Davis      4,090     2.00      27.0000    7/19/2009   69,449    175,997

<F1>  The options were granted July 19, 1999.  For Messrs. Reherman, Goebel and Hurst, options vest one-half of the total each year after the date of grant with total vesting occurring at the two-year anniversary. For
Messrs. Jochum and Davis, options vest one year after the date of grant.
<F2>  Equal to market price on grant date.
<F3>  These values are not a prediction of what SIGCORP believes the market value of its common stock will be in the next 10 years.
They are merely assumed values required to be calculated in accordance with SEC Rules.


TABLE 3
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES
                                            Number of
                                            Securities
                     Shares    Underlying   Underlying      Value of
                     Acquired  Unexercised  Unexercised     Unexercised
                     on        Value        Options at      In-the-Money
                     Exercise  Realized     Year-End<F2>    Options at
                               <F1>                         Year-End<F3>
Year Name            (#)             ($)         (#)             ($)
                                            Exercisable/    Exercisable/
                                            Unexercisable   Unexercisable
1999 R.G. Reherman       -          -       136,691/54,529    $ 362,853/0
1999 A.E. Goebel     4,000     37,833       63,097/37,489       152,085/0
1999 J.G. Hurst          -          -       57,509/25,049       154,599/0
1999 R.G. Jochum         -          -       23,802/4,601        31,447/0
1999 J.L. Davis          -          -       16,519/4,090        15,278/0

<F1>  Market value of underlying securities at time of exercise minus the exercise price.
<F2>  Options granted in 1996 are restated to reflect 3 for 2 common stock split on March 27, 1997.
<F3>  Market value of underlying securities at fiscal year-end (December
31, 1999) of $22.75 per share minus the exercise price.

     Change of Control Agreements. In order to insure SIGCORP and SIGECO continuity of management and operations in the event of a change of control of SIGCORP or SIGECO, agreements have been entered into between SIGCORP, SIGECO and Messrs. Reherman, Goebel, Hurst, Jochum and Davis. The agreements provide that in the event of a change of control of SIGCORP or SIGECO, the salary of the named officers will continue for the lesser of a period of three years, or until retirement age, at their existing compensation levels (unless a lesser amount is the maximum amount deductible by SIGCORP for United States Federal income tax purposes, in which case the continued salary would be at such lesser amount).

     Retirement Plans. All officers participate in SIGECO's trusteed, noncontributory tax qualified Pension Plan for Salaried Employees (the "Pension Plan'). Retirement income, as defined in the Pension Plan, is based on an employee's average monthly earnings during the highest paid five consecutive years in the Pension Plan of the employee's final 10 years of continuous service prior to retirement or other termination of employment and is calculated in two increments: 1.52 percent of such average monthly earnings for each year of accredited service or part thereof up to a maximum of 30 years; plus .69 percent of such average monthly earnings for each year of accredited service or part thereof in excess of 30 years to a maximum of 10 years. Amounts payable under the Pension Plan are not subject to social security or other offset.

     The years of service in the Pension Plan credited to officers named in the compensation table above are R.G. Reherman-36 years, 6 months; A.E. Goebel-27 years, 1 month; J.G. Hurst-30 years; R.G. Jochum-5 years, 3 months; and J.L. Davis-19 years, 3 months.

     The following table illustrates the estimated retirement income payable under the Pension Plan, based on the specific remuneration levels and years of service classification shown.


                                Pension Plan Table
                                 Years of Service
   Covered
Remuneration        15         20          25           30           35
 $100,000        $22,800    $30,400     $38,000      $45,600      $49,050
  125,000         28,500     38,000      47,500       57,000       61,300
  170,000<F1>     38,760     51,680      64,600       77,520       83,380
and above

<F1> As of January 1, 2000, the OMNIBUS Budget
 Reconciliation Act of 1993 (OBRA '93) limited annual compensation to $170,000 for purposes of pension calculations under tax qualified pension plans.

    SIGECO has a non-qualified Supplemental Retirement Plan (the "Supplemental Plan") covering certain senior officers of SIGECO who qualify under the applicable length of service and other eligibility provisions. It is presently anticipated that Messrs. Goebel, Hurst, Jochum and Davis will qualify for benefits under the Supplemental Plan. The Supplemental Plan provides for supplemental retirement income to be paid such that, when combined with benefits receivable under SIGECO's Pension Plan, total retirement benefits paid will be equal to 50 percent of the average of the senior officer's final three years base salary excluding bonuses. In the case of death, survivor benefits are payable to surviving spouse, if any, at an actuarially adjusted level. SIGECO has entered into an agreement with Mr. Reherman that is similar to the Supplemental Plan except that the retirement income paid is equal to 70 percent of his highest annualized salary as Chief Executive Officer or Chairman of SIGECO. SIGECO has purchased life insurance on the participants sufficient in amount to fund actuarially all of SIGECO's future liabilities under the Supplemental Plan and the Agreement.

    Death Benefits Plan. SIGECO has a Supplemental Post-Retirement Death Benefits Plan for officers and other senior executives to provide retired participants with the equivalent of 25-35 percent of the pre-retirement group life insurance benefit under SIGECO's group insurance plan for salaried employees. SIGECO has purchased insurance on the lives of the participants, which is projected to allow SIGECO to recover the entire cost of this plan.

    Stock Option Plan. The 1994 Stock Option Plan was adopted by the Board of Directors at its meeting held December 21, 1993, and by SIGECO's shareholders at their meeting held March 22, 1994. Pursuant to the exchange whereby SIGECO common stockholders became stockholders of SIGCORP, SIGECO's common stockholders, by agreeing to the exchange, also agreed to the amendment of the 1994 Stock Option Plan to provide for the issuance of SIGCORP shares. The 1994 Stock Option Plan authorizes the granting of options to officers and key employees of SIGCORP and SIGECO to purchase up to 750,000 shares of SIGCORP Common Stock (adjusted for 3 for 2 stock split on March 27,
1997). Options granted under the 1994 Stock Option Plan may constitute incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), or nonqualified stock options (collectively, "options"). To date, a total of 750,000 options have been granted.

  COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Executive Compensation Program is administered and monitored by the Compensation Committees. The Compensation Committees are composed entirely of independent, nonemployee directors. The main objectives of the program are to:

   *  attract and retain an outstanding management team,
   * motivate and reward outstanding performance results, and
   * focus attention on plans, goals and initiatives which enhance value to shareholders and customers.

    In order to achieve these objectives, the executive Compensation Program consists of three elements: a base salary plan, an annual corporate performance incentive plan and a long-term stock option plan. The key elements of the compensation package for executive officers are addressed in greater detail below.

    Base Salary Plan. The Compensation Committees determine the annual base salaries for senior officers and the salary ranges for all officer positions. The determination of officer salaries and salary ranges is based upon competitive norms (averages) for similar positions in reasonably comparable electric and combination utility companies. An independent consultant is retained to provide such information to the Compensation Committees.

    Adjustments to actual base salaries take into consideration two key variables: 1) the performance of the officer, and 2) the level of actual salary compared with the midpoint of the applicable salary range, where midpoint is defined as the competitive salary norm for the position. In general, individuals whose performance is deemed fully competent over several years would be expected to achieve a base salary at the midpoint level. Continued superior performance could result in a base salary up to the maximum level of the salary grade.

    Corporate Performance Incentive Plan. Approximately 24 officers and senior management personnel participate in the Performance Plan (the "Performance Plan"). During 1997, the Performance Plan was revised to reflect changes in the industry and to refocus on goals which are key to the success of the Companies. Corporate goals were established for financial and operating results which served as the basis for award payments granted in 1999. They include the following:

  1.   earnings per share
  2.   overall customer satisfaction index
  3. total electric operating and maintenance expense (excluding fuel and purchased power) per Kwh sold
  4. overall equivalent availability of coal fired generating units
  5.   reportable safety incident rate

    In addition, changes were made to provide award opportunities which are more competitive with industry practice. For the revised Plan, the following award opportunities apply: 25-55% of base salary for the Chairman; 20-50% of base salary for the Chief Executive
Officer; 15-45% for the Chief Operating Officer; and 5-35% of base salary for all other participants. However, total payout under the Plan is limited to a maximum of 2% of net income.

    An independent consultant is retained to assist in the process of goal formulation and to provide an independent assessment of goal achievement to the Compensation
Committees at the end of each Performance Plan year. The annual awards paid under the Performance Plan for years
1997, 1998 and 1999 are shown in column (d) of the Summary
Compensation Table (Table 1) for the individuals named therein.

    Long-Term Stock Option Plan. As indicated above, the 1994 Stock Option Plan was approved by the stockholders during 1994. Approximately 29 officers and senior management personnel are eligible to participate in the plan. On July 19, 1999, the Compensation Committees granted stock options to the plan participants. None of the options granted in 1999 are exercisable prior to July 19, 2000.

    The stock option awards for executive officers along with additional details are included in Tables 2 and 3.

    Discussion of CEO Pay. Consistent with overall executive compensation program philosophy, the Compensation Committees structured the CEOs' total compensation during 1999 based on the overall performance of SIGCORP and SIGECO, competitive pay levels for CEOs at comparable companies and a multi-year plan for the CEO to achieve a base salary level at or about the established midpoint for the position.

    During 1999, the Compensation Committees took the following actions regarding the CEO of SIGCORP:

   1. Increased base salary to $400,000 per year. This represents an increase of 8.1%, which brought the CEO's base salary to its 1999 competitive norm.

   2. Provided a cash incentive of $159,100 based on results achieved under the Corporate Performance
       Incentive Plan for the plan year 1998.

    During 1999, the Compensation Committees also took the following actions regarding the CEO of SIGECO:

   1. Increased base salary to $275,000 per year. This represents an increase of 22.2%, which brought the CEO's base salary closer to its 1999 competitive norm.

   2. Provided a cash incentive of $80,156 based on results achieved under the Corporate Performance
       Incentive Plan for the plan year 1998.

    During the Performance Plan Year 1998, performance as measured against the five corporate goals resulted in the following:


                                    Goal         Actual        Achieved
   Earnings Per Share (SIGCORP):
       Threshold                    $2.00
       Target                       $2.10        2.14          Target
       Maximum                      $2.20
   Customer Satisfaction Index:     91%          97%           Yes
   Total Electric O&M (excluding
     fuel and purchased
     power) per Kwh sold            1.153 cents  1.162 cents   No
   Overall Equivalent
   Availability                     85%          82%           No
   Safety Record (OSHA reportable
   incidents per 100 FTEs)          4.41         2.82          Yes


    Under the Performance Plan formula, these performance ratings earned an incentive award of 43% of base salary for the CEO of SIGCORP and 35.6% of base salary for the CEO of SIGECO.

     Compensation Committee
         Donald A. Rausch, Chairman    R.W. Shymanski
         Robert L. Koch II             Donald E. Smith

     Performance Comparisons

    Set forth below is a table comparing the yearly change in the cumulative total shareholder return on SIGCORP Common Stock, assuming reinvestment of all dividends, against the cumulative total return of the S&P Composite 500 Stock Index and the EEI Index of Investor-Owned Electric Utilities, over the past five years.

                             Comparison of Cumulative Total Return<F1>
                            12/94  12/95  12/96   12/97  12/98 12/99
SIGCORP, INC.               $100   $138   $145    $193   $244  $179
S & P 500 Index              100    137    169     225    290   351
EEI Index of Investor-
Owned Electric Utilities     100    131    132     168    192   156

  <F1> $100 invested on 12/31/94 in stock or index including reinvestment of dividends.  Fiscal year ending December 31.

    Compensation Committee Interlocks and Insider
Participation.  Under applicable Securities and Exchange
Commission Rules, there were no interlocks or insider participation on the Compensation Committee during 1999.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     As of December 31, 1999, each of the following stockholders was known to the management to be the beneficial owner of more than five percent of the outstanding shares of any class of voting securities as set forth below.

                                             Amount and
                                             Nature of
                     Name and Address of     Beneficial        Percent
Title of Class       Beneficial Owner        Ownership         of Class
                     IDS Certificate
$100 Par Preferred   Company                 75,000 Shares     40.3%
Stock of SIGECO      %IDS Financial          Registered Owner
                     Services, Inc.
                     3000 IDS Tower 10
                     Minneapolis, MN  55440

Common Stock of
SIGECO               SIGCORP, Inc.           15,754,826 Shares 100%
                     20 N.W. Fourth Street   Registered Owner
                     P.O. Box 3606
                     Evansville, IN  47735-3606

Security Ownership of Directors and Executive Officers

     The following table shows the beneficial ownership, as of December 31, 1999, of SIGCORP Common Stock, by each director, the Chief Executive Officer, and each of the other executive officers named in the Compensation Table found under "Executive Compensation". Also shown is the total ownership for such persons and other executive officers as a group. No member of the group is the beneficial owner of any of SIGECO's Preferred Stock.

                                    Amount and Nature of Beneficial
                                    Ownership<F2>
Name of Beneficial Owner<F1>                                     Percent
                                    Direct    Indirect  Total    of Class
John M. Dunn                         3,169        -      3,169   .02
John D. Engelbrecht                  3,260        -      3,260   .02
Robert L. Koch II                    3,627        -      3,627   .02
Donald A. Rausch                    12,762        -     12,762   .06
Ronald G. Reherman                  12,290      559     12,849   .06
Richard W. Shymanski                 2,475    8,464     10,939   .04
Donald E. Smith<F3>                 17,128      555     17,683   .08
James S. Vinson                        997        -        997     -
Andrew E. Goebel                    11,098        -     11,098   .05
J. Gordon Hurst                      1,944        -      1,944   .01
Ronald G. Jochum                       400        -        400     -
Jeffrey L. Davis                       168        -        168     -
All of the above and other
executive officers
as a group (14)                                         83,902   .36

<F1>  Beneficial ownership includes those shares over which an individual has sole or shared voting, or investment powers, such as shares in which the spouse, minor children or other relatives living in the home of the named person have a beneficial interest, and shares held in SIGCORP's Dividend Reinvestment Plan and other trust accounts.
<F2>  Includes shares held jointly or in other capacities, as to which in some cases beneficial ownership is disclaimed. Does not include shares which the named individual has the right to acquire under the 1994 Stock Option Plan. See Table 3 for the number of shares that can currently be acquired.
<F3>  Donald E. Smith is a director and President of Princeton Mining
Company, which owns 360,186 shares of Common Stock;
director and President of R.J. Oil and Refining Co., Inc., which owns 129,331 shares of Common Stock; director of Blackhawk
Coal Corporation, which owns 188,599 shares of Common Stock; Chairman, CEO, President and director of Terre Haute First
National Bank, which holds 28,931 shares of Common Stock as trustee; and President and director of Terre Haute Oil
Corporation, which owns 3,199 shares of Common Stock. The aggregate number of such shares represents 3.01 percent of Common Stock outstanding.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Richard W. Shymanski is Chairman of the Board of
     Harding Shymanski & Company, Certified Public
     Accountants, which firm in 1999 performed certain consulting and accounting services for SIGCORP subsidiaries, and is expected to perform such services in 2000. During 1999, the cost of such services was $401,703, which the Company believes to be a fair and reasonable price for the services rendered.

     Andrew E. Goebel is President and Chief Operating
     Officer of SIGCORP and Chief Executive Officer of
     Southern Indiana Gas and Electric Company.  During
     1999, Hasgoe Cleaning Systems, a cleaning company owned by Mr. Goebel's brother, performed certain cleaning services for SIGCORP subsidiaries and is expected to perform such services in 2000. During
     1999, the cost of such services was $28,670, which the Company believes to be a fair and reasonable price for the services rendered.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a) 1 and 2) The financial statements, including supporting schedule, are listed in the Index to Financial Statements, page 27, filed as part of this report.

(a)  3) Exhibits:
        SIGCORP and SIGECO
        EX-2(a) Agreement and Plan of Exchange, of common stock between Southern Indiana Gas and Electric Company and SIGCORP,
                 Inc., dated February 23, 1995. (Physically filed and designated as Exhibit 2(a) in Amendment No. 1 to Form S-
                 4 Registration Statement filed January 20, 1995, File
                 No. 33-57381.)
        SIGCORP
        EX-2(a)  Agreement and Plan of Merger by and among Indiana
                 Energy, Inc., SIGCORP, Inc. and Vectren Corporation, dated as of June 11, 1999. (Physically filed and designated as Exhibit 2 to Form 8-K filed June 15, 1999,
                 File No. 01-11603.)

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

        EX-4(b)  Stock Option Agreement, between SIGCORP, Inc. and
                 Indiana Energy, Inc., dated as of June 11, 1999.
                 (Physically filed and designated as Exhibit 4-1 to Form
                 8-K filed June 15, File No. 01-11603.)

        SIGECO
        EX-3(a)  Amended Articles of Incorporation as amended March 26,
                 1985. (Physically filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 3-
                 A.)  Articles of Amendment of the Amended Articles of
                 Incorporation, dated March 24, 1987. (Physically filed and designated in Form 10-K for the fiscal year 1987, File No. 1-3553, as Exhibit 3-A.) Articles of Amendment of the Amended Articles of Incorporation, dated November
                 27, 1992. (Physically filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 3-
                 A).


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

        EX-4(a)* Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and
                  Bankers Trust Company, as Trustee, and Supplemental
                  Indentures thereto dated August 31, 1936, October 1,
                  1937, March 22, 1939, July 1, 1948, June 1, 1949,
                  October 1, 1949, January 1, 1951, April 1, 1954, March
                  1, 1957, October 1, 1965, September 1, 1966, August 1,
                  1968, May 1, 1970, August 1, 1971, April 1, 1972,
                  October 1, 1973, April 1, 1975, January 15, 1977, April
                  1, 1978, June 4, 1981, January 20, 1983, November 1,
                  1983, March 1, 1984, June 1, 1984, November 1, 1984,
                  July 1, 1985, November 1, 1985, June 1, 1986.
                  (Physically filed and designated in Registration No. 2-
                  2536 as Exhibits B-1 and B-2; in Post-effective
                  Amendment No. 1 to Registration No. 2-62032 as Exhibit
                  (b)(4)(ii), in Registration No. 2-88923 as Exhibit
                  4(b)(2), in Form 8-K, File No. 1-3553, dated June 1,
                  1984 as Exhibit (4), File No. 1-3553, dated March 24,
                  1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).) July 1, 1985 and
                  November 1, 1985 (Physically filed and

                  * Pursuant to paragraph (b)(4)(iii)(a) of Item 601 of
                  Regulation S-K, SIGECO agrees to furnish to the Commission on request any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of SIGECO, and has therefore not filed such documents as exhibits to this Form 10-K.


                 designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.) November 15, 1986 and January 15, 1987. (Physically filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987.
                 (Physically filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.)
                 December 13, 1990. (Physically filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-
                 3553, as Exhibit 4-A.) April 1, 1993. (Physically filed and designated in Form 8-K, dated April 13, 1993, File 1-3553, as Exhibit 4.) June 1, 1993
                 (Physically filed and designated in Form 8-K, dated
                 June 14, 1993, File 1-3553, as Exhibit 4.)  May 1,
                 1993. (Physically filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit
                 4(a).) July 1, 1999. (Physically filed and designated in Form 10-Q, dated August 16, 1999, File 1-
                 3553, as Exhibit 4(a).)

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

       EX-10.4 Electric Power Agreement (the "Power Agreement"), dated May 28, 1971, between Alcoa and Southern Indiana
                 Gas and Electric Company. (Physically filed and designated in Registration No. 2-41209 as Exhibit 4(e)-
                 1.)

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

       EX-10.8 Fifth Supplement, dated as of December 13, 1978, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No. 1-
                 3553, as Exhibit A-3.)

       EX-10.9   Sixth Supplement, dated as of July 1, 1979, to the
                 Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No. 1-3553, as Exhibit A-5.)

       EX-10.10 Seventh Supplement, dated as of October 1, 1979, to the Power Agreement. (Physically filed and designated in Form 10-K for the fiscal year 1979, File No. 1-
                 3553, as Exhibit A-6.)

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

   EX-10.22**  Summary description of Southern Indiana Gas and Electric
               Company's Corporate Performance Incentive Plan as amended for the plan year beginning January 1, 1997. (Physically filed and designated in the SIGCORP, Inc. and Southern
               Indiana Gas and Electric Company's Joint Proxy Statement dated March 23, 1998, File No. 1-11603 and File No. 1-
               3553, under "Compensation Committee Report On Executive
               Compensation", page 9.)

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

   EX-10.28**  Agreement dated January 10, 1997 between Southern
               Indiana Gas and Electric Company and Jeffrey L. Davis regarding continuation of employment. (Physically filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.28.)

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

      On December 15, 1999, Indiana Energy, Inc. (IEI) and Dayton Power & Light, Inc. (DPL) announced that their respective boards of directors have approved a definitive agreement under which IEI will acquire
      DPL's natural gas distribution business for $425 million in cash. On June 14, 1999, IEI and
      SIGCORP, Inc. (SIGCORP) announced their agreement to merge in a $1.9 billion merger of equals to form a new holding company which will be named Vectren
      Corporation. The board of directors of SIGCORP authorized an amendment to the merger agreement to permit IEI to enter into the transaction with DPL.
      The press release dated December 15, 1999 announcing the acquisition was filed with the SEC on December 16, 1999.

      On February 2, 2000, SIGCORP, Inc. announced its revenues and earnings for the quarter and year ended December 31, 1999. The press release dated
      February 2, 2000 was filed with the SEC on February
      11, 2000.

      Because SIGECO intended to reprice two series of pollution control bonds and refund a third series of pollution control bonds before the filing of the combined Annual Report on Form 10-K, SIGCORP, Inc.
      and Southern Indiana Gas and Electric Company filed their audited financial statements for the fiscal year ended December 31, 1999 with the SEC on February 25, 2000.


SCHEDULE II

Southern Indiana Gas And Electric Company

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A              Column B        Column C         Column D   Column E
                                     Additions
                      Balance    Charged   Charged    Deductions  Balance
                      Beginning  to        to Other   from        End of
                                                      Reserves,
Description           of Year    Expenses  Accounts   Net         Year
                      (in thousands)
VALUATION AND QUALIFYING
ACCOUNTS:

Year 1999 -
Accumulated
provision for
uncollectible
accounts              $ 2,156    $  604  $    -      $   622     $ 2,138

Year 1998 -
Accumulated
provision for
uncollectible
accounts              $   328    $2,797  $    -      $   969     $ 2,156

Year 1997 -
Accumulated
provision for
uncollectible
accounts              $   215    $1,517  $    -      $ 1,404     $   328


OTHER RESERVES:

Year 1999 - Reserve
for injuries
and damages           $   782    $  661  $    -      $   396     $ 1,047

Year 1998 - Reserve
for injuries
and damages           $ 1,047    $   68  $  261<F1>  $   594     $   782

Year 1997 - Reserve
for injuries
and damages           $ 1,737    $(253)  $  356<F1>  $   793     $ 1,047

<F1>  Charged to construction accounts

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2000         SIGCORP, Inc.
                              By R. G. Reherman, Chairman
                              and Chief Executive Officer

                  BY     s/s R. G. Reherman
                             R. G. Reherman

                  SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              By R. G. Reherman, Chairman

                  BY     s/s  R. G. Reherman
                             R. G. Reherman

    Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signatures            Title                                 Date
R. G. Reherman        Chairman and Chief Executive
                       Officer of SIGCORP, Inc.
                      (Principal Executive Officer)
                      Chairman of Southern Indiana Gas
                       and Electric Company                 March 29, 2000

A. E. Goebel*         President and Chief Operating
                       Officer of SIGCORP, Inc.
                      Chief Executive Officer
                      of Southern Indiana Gas and
                      Electric Company
                      (Principal Executive Officer)         March 29, 2000

J. G. Hurst*          President and Chief Operating
                       Officer of Southern Indiana Gas      March 29, 2000
                      and Electric Company

T. L. Burke*          Secretary and Treasurer of SIGCORP,
                       Inc. and Southern Indiana Gas and
                       Electric Company
                      (Principal Financial Officer)         March 29, 2000

S. M. Kerney*         Controller of SIGCORP, Inc. and
                      Southern Indiana Gas and Electric
                      Company
                      (Principal Accounting Officer)        March 29, 2000

John M. Dunn*       )
                    )
John D.
Engelbrecht*        )
                    )
Robert L. Koch II*  )
                    )
Donald A. Rausch*   ) Directors of SIGCORP, Inc. and        March 29, 2000
                    ) Southern Indiana Gas and Electric
Richard W.            Company
Shymanski*          )
                    )
James S. Vinson*    )


*By                   R. G. Reherman, Attorney-in-fact


SIGECO
10-K

EXHIBIT INDEX

                                                              Sequential
                                                              Page Number
Exhibits incorporated by reference are found on               75 - 78

EX-12     Computation of Ratio of Earnings to Fixed Charges   80

EX-24     Power-of-Attorney                                   87 - 88

EX-27     Financial Data Schedule                             N/A



                                                                      EX-24





82