Form 10-Q
period 2000-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2000-05-15
CIK 92195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                          Form 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT of 1934

      For the quarterly period ended March 31, 2000

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


    20 N. W. Fourth Street, Evansville, Indiana 47741
  (Address of principal executive offices)  (Zip Code)

    812-465-5300
   (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past
90 days.

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date:

  Common Stock - Without par value   15,754,826        April 30, 2000
  Class                              Number of shares  Date

                 SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
              FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                            TABLE OF CONTENTS
                                                                  Page No.
PART I.   FINANCIAL INFORMATION:

          Item 1: Financial Statements

                  SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                    Balance Sheets                                  3-4

                    Statements of Income                            5

                    Statements of Cash Flows                        6

          NOTES TO FINANCIAL STATEMENTS OF
          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY                 7-11

          Item 2: Management's Discussion and Analysis of
                  Results of Operations and Financial Condition     12-17

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

Part II.  OTHER INFORMATION

          Item 4: Submission of Matters to a Vote of
                  Security Holders                                  18

          Item 5: Other information                                 18

          Item 6: Exhibits and Reports on Form 8-K                  18-20

          Signatures                                                21

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                         (Thousands - Unaudited)

                                     March 31,                December 31,
                                     2000        1999         1999
ASSETS

UTILITY PLANT, at original cost:
  Electric                           $1,142,496  $1,146,127   $1,160,216
  Gas                                   157,258     150,552      156,918
                                      1,299,754   1,296,679    1,317,134
  Less accumulated depreciation
  and amortization                      626,545     604,196      623,611
                                        673,209     692,483      693,523
  Construction work in progress          55,909      32,855       45,393
    Net utility plant                   729,118     725,338      738,916

CURRENT ASSETS
  Cash and cash equivalents               2,147      42,713          449
  Accounts receivables, less
  reserves of $2,262, $2,377 and
  $2,138                                 44,038      34,125       34,738
  Accrued unbilled revenues              12,522      14,274       18,736
  Inventories                            29,388      39,633       39,190
  Current regulatory assets               8,142       7,848        7,921
  Other current assets                    2,240       2,948        2,970
    Total Current Assets                 98,477     141,541      104,004

OTHER INVESTMENTS AND PROPERTY
  Environmental improvement fund
   held by trustee                        1,010       4,341          996
  Notes receivable                            -           -        1,159
  Nonutility property and
   other, net                             2,924       1,577        1,627
    Total other investment and
     property                             3,934       5,918        3,782

OTHER ASSETS
  Unamortized premium on
   reacquired debt                        3,881       4,106        3,937
  Demand side management programs        25,187      24,928       25,298
  Allowance inventory                     2,269       2,269        2,269
  Deferred charges                       16,649      15,071       16,553
    Total other assets                   47,986      46,374       48,057

TOTAL                                $  879,515  $  919,171   $  894,759

The accompanying Notes to Financial Statements are an integral part of these statements.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                         (Thousands - Unaudited)
                                        March 31,             December 31,
                                        2000       1999       1999
SHAREHOLDER'S EQUITY AND LIABILITIES

CAPITALIZATION:
Common Stock                            $ 78,258   $ 78,258   $ 78,258
Retained Earnings                        251,785    246,335    256,312
Contributions                            (12,132)         -          -
   Total common shareholders' equity     317,911    324,593    334,570
Cumulative Nonredeemable Preferred
Stock of Subsidiary                       11,090     11,090     11,090
Cumulative Redeemable Preferred
Stock of Subsidiary                        7,500      7,500      7,500
Cumulative Special Preferred Stock
of Subsidiary                                575        692        692
Long-Term Debt, net of current
maturities                               237,646    169,782    238,282
   Total capitalization, excluding
   bonds subject to tender               574,722    513,657    592,134

CURRENT LIABILITIES:
Current Portion of Adjustable Rate
Bonds Subject to Tender                   53,700     53,700     53,700
Current Maturities of Long-Term Debt,
  Interim Financing
  And Long-Term Partnership
Obligations:
   Maturing long-term debt                     -     45,000          -
   Notes payable                          10,025     71,686     22,880
   Notes payable to Associated
    Company                                6,443     15,020          -
     Total current maturities of
      long- term debt and interim
      financing                           16,468    131,706     22,880

Other Current Liabilities:
   Accounts payable                       28,325     21,033     28,560
   Dividends payable                         103        117        117
   Accrued taxes                          18,369     15,063      8,408
   Accrued interest                        5,038      6,272      6,012
   Refunds to customers                    1,863      3,473      5,375
   Other accrued liabilities              28,063     23,532     22,706
     Total other current liabilities      81,761     69,490     71,178
     Total current liabilities           151,929    254,896    147,758

OTHER LIABILITIES:
  Accumulated deferred income taxes      120,904    118,352    122,977
  Accumulated deferred investment tax
   credits, being
   amortized over lives of property       17,015     18,444     17,372
  Postretirement benefits other than
   pensions                               12,889     12,162     12,041
  Other                                    2,056      1,660      2,477
     Other liabilities                   152,864    150,618    154,867

TOTAL                                   $879,515   $919,171   $894,759

The accompanying Notes to Financial Statements are an integral part of these statements.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           STATEMENTS OF INCOME
                         (Thousands - Unaudited)
                              Three Months Ended    Twelve Months Ended
                              March 31,              March 31,
                              2000       1999       2000         1999
OPERATING REVENUES:
  Electric                    $72,990    $70,987    $309,572     $303,625
  Cost of fuel and
   purchase power              21,678     20,130      94,494       92,261
    Electric margin            51,312     50,857     215,078      211,364
  Gas                          29,227     29,698      67,741       66,581
  Cost of gas                  19,634     19,505      39,741       38,874
    Gas margin                  9,593     10,193      28,000       27,707
      Total Margin             60,905     61,050     243,078      239,071

OPERATING EXPENSES:
  Operations and maintenance   21,238     22,229      94,667       96,410
  Merger costs                 12,357          -      12,357            -
  Depreciation and
   amortization                11,490     11,217      45,140       42,985
  Federal and state income
   taxes                        4,237      7,330      23,334       24,725
  Property and other taxes      3,233      3,127      12,951       12,221
    Total operating expenses   52,555     43,903     188,449      176,341

OPERATING INCOME                8,350     17,147      54,629       62,730

OTHER INCOME -NET                 699        391       3,416          607

INCOME BEFORE INTEREST AND
PREFERRED DIVIDEND              9,049     17,538      58,045       63,337

INTEREST EXPENSE                4,783      5,031      19,518       20,325

NET INCOME                      4,266     12,507      38,527       43,012

PREFERRED STOCK DIVIDEND          268        270       1,076        1,091

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS           $ 3,998    $12,237    $ 37,451     $ 41,921

The accompanying Notes to Financial Statements are an integral part of these statements.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                         (Thousands - Unaudited)
                              Three Months Ended    Twelve Months Ended
                                   March 31,               March 31,
                              2000       1999       2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                  $  4,266   $ 12,507   $ 38,527    $ 43,012
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
    Merger Costs                12,357          -     12,357           -
    Depreciation and
     amortization               11,490     11,217     45,140      42,985
    Deferred income taxes
     and investment tax
     credits, net               (2,430)      (152)     1,123       2,776
    Allowance for other
     funds used during
     construction                    -          -        296          (4)
    Change in assets and
     liabilities:
      Receivables, net
       (including accrued
       unbilled revenues)       (1,927)     1,050     (8,162)     (1,446)
      Inventories                9,802      4,757     10,246     (10,740)
      Accounts payable          (5,621)    (7,094)     1,906       6,664
      Accrued taxes              9,961     10,291      3,306      (1,784)
      Refunds to customers
      and from gas suppliers    (3,512)     1,317     (1,610)      2,225
      Other assets and
       liabilities               4,909      9,582      3,314       4,333
      Net cash provided by
      operating activities      39,295     43,475    106,443      88,021

CASH FLOWS FROM INVESTING
ACTIVITIES
  Construction expenditures
   (net of allowance for
   funds used during
   construction)               (13,647)   (13,990)   (60,334)    (58,144)
  Demand side management
   program expenditures           (111)       (33)      (330)     (1,063)
  Change in nonutility
   property                     (1,297)         -     (1,347)        (25)
  Other                           (177)      (153)    (1,015)     (2,009)
Net cash (used in)
investing activities           (15,232)   (14,176)   (63,026)    (61,241)

CASH FLOWS FROM FINANCING
ACTIVITIES
  First mortgage bonds - net         -          -     25,000     (14,000)
  Dividends paid                (8,793)    (8,096)   (32,556)    (30,861)
  Reduction in preferred
   stock                          (117)      (116)      (116)       (232)
  Change in environmental
   improvement funds held
   by trustee                      (14)       (41)     3,331        (202)
  Change in notes payable      (13,383)    21,017    (79,454)     56,435
  Other                            (58)       138       (187)       (382)
     Net cash provided by
      (used in) financing
      activities               (22,365)    12,902    (83,982)     10,758

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS      1,698     42,201    (40,565)     37,538

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD              449        512     42,712       5,175

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD               $  2,147   $ 42,713   $  2,147    $ 42,713

The accompanying Notes to Financial Statements are an integral part of these statements.

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                NOTES TO FINANCIAL STATEMENTS
                         (Unaudited)

1.   Financial Statements

     Southern Indiana Gas and Electric Company (SIGECO) is an operating public utility. SIGECO provides generation, transmission, distribution and sale of electric power and the distribution and sale of natural gas in southwestern Indiana. SIGECO provides electric power in Evansville, Indiana and 74 other cities, towns, communities and adjacent rural areas. Wholesale electric power is provided to five communities. Gas is supplied in Evansville, Indiana and 64 nearby communities and environs.

     The interim condensed consolidated financial statements included in this report have been prepared by SIGECO, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted as provided in such rules and regulations. SIGECO believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in SIGECO's latest annual report on Form 10-K.

     Because of the seasonal nature of SIGECO's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

2.   Indiana Energy, Inc. and SIGCORP, Inc. Merger

     On June 14, 1999, Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). Indiana Energy was an investor-owned energy services company that through its subsidiaries provided gas service to central and southern Indiana and energy services throughout the Midwest and elsewhere.

     The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission
(FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. On March 8, 2000, approval was received from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act to consummate the merger. The merger was therefore completed on March 31, 2000.

     As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received 1.333 shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

     Indiana Gas Company, Inc. and Southern Indiana Gas and
Electric Company are operating as separate subsidiaries of Vectren.

3.   Merger Costs

     In connection with the merger, Vectren incurred $27.2 million of merger costs. Management has reflected these merger costs in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. The companies expect to realize merger savings from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. Merger costs expensed by SIGECO at March 31, 2000 totaled $12.4 million. These costs relate primarily to transaction costs, severance and other merger integration activities and the accrual remaining for such costs at March 31, 2000 is approximately $5.4 million. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001.

4.   Cash Flow Information

     For purposes of the Consolidated Statements of Cash
Flows, SIGECO considers cash investments with an original maturity of three months or less to be cash equivalents.
Cash paid during the periods reported for interest and income taxes were as follows:

                              Three Months Ended     Twelve Months Ended
                                   March 31               March 31
Thousands                   2000        1999         2000      1999
Interest (net of
   amount capitalized)      $5,184      $2,950       $17,671   $19,746
Income Taxes                     -           -       $25,476   $23,044

5.   Long-Term Debt

     On March 1, 2000, the fixed rate 7.25% $22,500,000
Pollution Control Series A Bonds, due March 1, 2014, were converted to a Municipal Auction Rates Series. The interest rate, currently 4.35%, will be set every 32 days through the municipal bond auction process.

     On March 1, 2000, the interest rate on $31,500,000 of Adjustable Rate Pollution Control bonds was changed from 3.00% to 4.30% due March 1, 2025. The new interest rate will be fixed through February 29, 2001. Also on March 1,
2000, the interest rate on $22,200,000 of Adjustable Rate
Pollution Control bonds was changed from 3.05% to 4.45% due
March 1, 2020. The new interest rate will also be fixed through February 29, 2001. For financial statement presentation the $53,700,000 of Adjustable Rate Pollution
Control bonds are shown as a current liability.

     On April 1, 1999, SIGECO repaid the $45,000,000 6% Series of 1993 First Mortgage Bonds and a $20,000,000 commercial loan with short-term borrowings. On July 26,1999, $80,000,000 of 6.72% Senior Notes due August 1, 2029 were issued to retire $80 million of short-term debt, including the above amounts.

6.   Revenues

     To more closely match revenues and expenses, revenues are recorded for all electricity and gas delivered to customers but not billed at the end of the accounting period.

7.   Gas in Underground Storage

     Based on the average cost of gas purchased during the three months ended March 31, 2000, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at March 31, 2000 by approximately $11.0 million.

8.   Refundable or Recoverable Gas Costs

     The cost of gas purchased and refunds from suppliers, which differ from amounts recovered through rates, are deferred and are being recovered or refunded in accordance with procedures approved by the Indiana Utility Regulatory
Commission (IURC).

9.   Refundable or Recoverable Fuel Used in Electric
Production and Purchased Power

     The cost of fuel used in the production of electric power and the cost of purchased power from other sources, which differ from amounts recovered through rates, are deferred, and are being recovered or refunded in accordance with procedures approved by the IURC. In 1999 the Indiana
Utility Regulatory Commission issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses. Those guidelines provide that SIGECO is able to recover through rates the total cost incurred for purchased power if over a period of seven days the average cost of purchased power is below the highest cost of internal generation at SIGECO or the higher costs can be justified by SIGECO in fuel adjustment clause filings.

10.   Environmental Costs

     In October, 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that would require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990. Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

     In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

     In October 27, 1998 USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans ("SIPs") with EPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.

     The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36% reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70%. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

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

     On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with EPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed a petition for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. EPA. Petitioners seek rehearing on two issues: (1) EPA's consideration of the cost-effectiveness of NOx controls, rather than air quality effects, as the basis for determining the amount of each State's emissions that "contribute[s] significantly to non-attainment" of the ozone National Ambient Air Quality Standards ("NAAQS") in another State; and (2) EPA's choice of $2000/ton-removed as the cost-effectiveness cut-off point.

     Approximately 12 months ago, the USEPA initiated an investigation under Section 114 of the Clean Air Act (the
Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

     SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Clean Air Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously.

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

     While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as EPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

11.   Segments of Business

     SIGECO has two reportable segments. They are electric and gas utility operations. All other includes corporate activities not assignable to a segment. SIGECO's reportable segments are operations that are managed separately and meet the quantitative thresholds required by SFAS No. 131. Revenues for each of SIGECO's segments are attributable principally to customers in the United States.

    Certain financial information relating to significant segments of business is presented below:


                              Three Months         Twelve Months
                              Ended March 31       Ended March 31
                              2000       1999      2000      1999
  Operating revenues:
      Electric                $ 72,990   $ 70,987  $309,572  $303,625
      Gas                       29,227     29,698    67,741    66,581
      Total                    102,217    100,685   377,313   370,206
  Interest income:
      Electric <F1>                 62         53       339       301
      Gas <F1>                       6          5        34        30
      Total                         68         58       373       331
  Interest expense:
      Electric <F1>              4,353      4,578    17,761    18,496
      Gas <F1>                     430        453     1,757     1,829
      Total                      4,783      5,031    19,518    20,325
  Income taxes:
      Electric                   3,257      5,696    22,093    22,512
      Gas                          980      1,634     1,241     2,213
      Total                      4,237      7,330    23,334    24,725
  Net income, after preferred
  dividend requirement:
      Electric                   2,607      9,410    35,017    37,775
      Gas                        1,391      2,827     2,434     4,146
      Total                      3,998     12,237    37,451    41,921
  Depreciation and
  amortization expense:
      Electric                  10,245     10,059    40,423    38,585
      Gas                        1,245      1,158     4,717     4,400
      Total                     11,490     11,217    45,140    42,985
  Capital expenditures:
      Electric                  11,487     11,790    50,481    47,769
      Gas                        2,160      2,200     9,853    10,375
      Total                     13,647     13,990    60,334    58,144
  Identifiable assets:
      Electric <F2>            738,793    772,104   718,287   792,638
      Gas <F2>                 140,722    147,067   136,816   150,979
      Total assets            $879,515   $919,171  $855,103  $943,617


    <F1>   SIGECO allocates interest income and expense
               based on the net plant ratio which is 91% electric and 9% gas.
    <F2>   Utility plant less accumulated provision for
           depreciation, inventories, receivables (less allowance), regulatory assets and other identifiable assets.

12.   Reclassifications

      Certain  reclassifications have been made to prior periods' financial
statements   to   conform   to  the  current  year   presentation.    These
reclassifications have no impact on net income previously reported.

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net Income applicable to common shareholders for the three- and twelve-month periods ended March 31, 2000, when compared to the same periods one year ago, were as follows:

Periods Ended March 31
(millions)                              2000      1999
Three Months                          $ 3,998   $12,237
Twelve Months                         $37,451   $41,921


    GAS MARGIN (GAS OPERATING REVENUES LESS COST OF GAS)

Gas utility margin for the quarter ended March 31, 2000, was $9.6 million compared to $10.2 million for the same period last year. The decrease in margin between periods reflect fewer weather-sensitive sales due to warmer weather temperatures in SIGECO's service area. The decrease was partially offset by the addition of new residential and commercial customers. Margins were lower than expected due to weather being 16% and 9% warmer than normal for the current and year-ago periods.

Gas utility margin for the twelve-month period ended March 31, 2000, was $28.0 million compared to $27.7 million for the same period last year. The increase is primarily attributable to the addition of new residential and commercial customers. Temperatures were 17% warmer than normal during the current twelve month period and 13% warmer than normal for the twelve months ending March 31, 1999.

Total system throughput (combined sales and transportation) decreased 1.8% (.8 MMDth) for the first quarter of 2000 and increased 4.4% (1.4 MMDth) for the twelve-month period ended March 31, 2000, compared to the same periods one year ago.

Adjustments to SIGECO's rates and charges related to the cost of gas are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. The GCA passes through increases and decreases in the cost of gas to SIGECO's customers dollar for dollar.

        ELECTRIC MARGIN (ELECTRIC OPERATING REVENUES
     LESS COST OF FUEL TO GENERATE AND PURCHASED POWER)

Electric utility margin for the quarter ended March 31, 2000, was $51.3 million compared to $50.9 million for the same period last year. Increased sales of non-firm wholesale power and sales to industrial customers was the primary reason for the increase in electric margin. The warmer weather during the current quarter compared to normal and the year-ago period contributed to a 9% decrease in residential sales.

Electric utility margin for the twelve-month period ended
March 31, 2000, was $215.1 million compared to $211.4 million for the same period last year. The $3.7 million increase in margin reflected a 5% increase in retail and firm wholesale electric sales, primarily due to stronger industrial and commercial sales. Summer temperatures were 6% below normal for the current period. The twelve-month period ended March 31, 1999, had temperatures that were 16% warmer than normal.

                     OPERATING EXPENSES
Other operation and maintenance expenses decreased $1.0 million (4%) in the first quarter of 2000 compared to the same period in 2000. A $1.6 million decrease in electric and gas operation expenses more than offset a $0.7million increase in generation plant maintenance expenditures. During the twelve-month period ended March 31, 2000 SIGECO's operation and maintenance expenses decreased $1.7 million (2%) compared to the same period in 1999.

Depreciation and amortization expense during the three-and twelve-month periods rose $0.3 million and $2.2 million, respectively, due to SIGECO's continued investment in depreciable gas and electric utility facilities.

                   OTHER OPERATING MATTERS

        INDIANA ENERGY, INC. AND SIGCORP, INC. MERGER
On June 14, 1999, Indiana Energy and SIGCORP, jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation.
Indiana Energy was an investor-owned energy services company that through its subsidiaries provided gas service to central and southern Indiana and energy services throughout the Midwest and elsewhere.

The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. On December 17, 1999, the merger was approved by the shareholders of each company. On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued an order approving the proposed merger. In approving the merger, the FERC concluded that the merger was in the public interest and would not adversely affect competition, rates or regulation. On January 18, 2000, the Department of Justice informed the Companies that it had concluded its review of their Hart Scott Rodino notification filings and would take no further action. On March 8, 2000, approval was received from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act to consummate the merger. The merger was therefore completed on March 31, 2000.

As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received 1.333 shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

Indiana Gas Company, Inc. and Southern Indiana Gas and
Electric Company are operating as separate subsidiaries of Vectren.

                        MERGER COSTS
In connection with the merger, Vectren incurred $27.2 million ($19.3 million after tax or $.32 EPS) of merger costs. Management has reflected these merger costs in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. The companies expect to realize merger savings from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. Merger costs expensed by SIGECO at March 31 totaled $12.4 million ($9.0 million after tax). These costs relate primarily to transaction costs, severance and other merger integration activities and the accrual remaining for such costs at March 31, 2000 is approximately $5.4 million. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001.

                    ENVIRONMENTAL MATTERS
In October, 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that would require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu from levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

In October 27, 1998 USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans ("SIPs") with EPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36% reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70%. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with EPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed a petition for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. EPA. Petitioners seek rehearing on two issues: (1) EPA's consideration of the cost-effectiveness of NOx controls, rather than air quality effects, as the basis for determining the amount of each State's emissions that "contribute[s] significantly to non-attainment" of the ozone National Ambient Air Quality Standards ("NAAQS") in another State; and (2) EPA's choice of $2000/ton-removed as the cost-effectiveness cut-off point.

Approximately 12 months ago, the USEPA initiated an investigation under Section 114 of the Clean Air Act (the
Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Clean Air Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to defend the lawsuit vigorously.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system wide NOx emission control equipment, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as EPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.


                     YEAR 2000 READINESS
SIGECO uses various software, systems and technology that could have been affected by the date change in 2000. All identification, testing and replacement or remediation of such software, systems and technology at SIGECO was completed by December 31, 1999. No significant noncompliance issues have been encountered in 2000 and SIGECO anticipates that no such issues will be encountered.
SIGECO estimates the expense of Year 2000-readiness modifications to existing systems or replacements treated as expense incurred totaled approximately $1.7 million.

               LIQUIDITY AND CAPITAL RESOURCES

                         MARKET RISK
SIGECO is exposed to market risk due to changes in interest rates and changes in the market price for electricity and natural gas resulting from changes in supply and demand. Exposure for interest rate changes relates to its long-term debt and preferred equity and partnership obligations. Exposure to electricity market price risk relates to forward contracts to effectively manage the supply of, and demand for, the electric generation capability of SIGECO's generating plants related to its wholesale power marketing activities. SIGECO is not currently exposed to market risk for purchases of fuel for electric generation and natural gas for its retail customers due to current Indiana regulations which allow for full cost recovery of such purchases through SIGECO's fuel and natural gas cost adjustment mechanisms. Recently the Indiana Utility Regulatory Commission issued a generic order which established new guidelines for the recovery of purchased power costs through fuel adjustment clauses which could expose SIGECO to market risk. SIGECO does not utilize financial instruments for trading or speculative purposes. As of March 31, 2000, management believes exposure from these positions did not change materially from December 31, 1999, and was not material.

SIGECO is also exposed to counterparty credit risk when a customer or supplier defaults upon a contract to pay or deliver product. To mitigate this risk, it has established procedures to determine and monitor the creditworthiness of counterparties.


                    CAPITAL REQUIREMENTS
SIGECO's demand for capital is primarily related to construction of utility plant and equipment necessary to meet customers' electric and gas energy needs and environmental compliance requirements. Construction expenditures (excluding allowance for other funds used during construction) incurred during the three months ending March 31, 2000 totaled $13.6 million and were fully funded with internally generated cash. Cash provided from operations decreased $4.2 million during the current three-month period compared to the same period in 1999. Cash required for investing increased $1.1 million and financing activities increased $35.3 million for the three months ended March 31, 2000 compared to the same period a year ago.

SIGECO estimates construction expenditures for the five-year period 2000-2004 will total approximately $357 million, including allowance for funds used during construction. Included in this projection is approximately $97 million estimated to comply with new USEPA air quality standards and $32 million for the construction of a gas-fired electric peaking unit in 2001.

                    FINANCING ACTIVITIES
There were no financing activities for the first quarter of 2000.

Over the five-year period, SIGECO expects the majority of the construction requirements to be provided by internally generated funds. External financing requirements of $50-70 million will be provided by medium-term debt and are anticipated to retire a similar amount of short-term debt.

                 FORWARD-LOOKING INFORMATION
A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren Corporation and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

   * Factors affecting utility operations such as unusual weather conditions; catastrophic weather related damage; unusual maintenance or repairs;
   unanticipated changes to fossil fuel costs;
   unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments;
   environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

   * Increased competition in the energy environment including effects of industry restructuring and unbundling.

   * Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

   * Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards
   Board, the Securities and Exchange Commission
   (Commission), the Federal Energy Regulatory
   Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

   * Economic conditions including inflation rates and monetary fluctuations.

   * Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

   * Availability or cost of capital, resulting from changes in Vectren Corporation and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

   * Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

   * Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

   * Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's Discussion and Analysis of Results of
   Operations and Financial Condition.

   * Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

Vectren Corporation and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, other factors affecting such statements.

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

         The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring
         SIGECO to install the best available emissions technology at the Culley Generating Station.
         If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million to comply with the order.

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

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk

         SIGECO's debt and preferred equity expose
         SIGECO to market risk as it relates to
         fluctuations in market interest rates.    The
         total exposure does not expose SIGECO to risk
         of material earnings or cash flow loss due to
         changes in market interest rates.  At March 31,
         2000, less than 15% of SIGECO's total
         capitalization was subject to fluctuations in
         market interest rates and other seasonal
         factors.   At March 31, 2000, SIGECO was not
         engaged in other contracts that would cause exposure to market risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

Item 4.  Submission of Matters to a Vote of Security
         Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     2A   Agreement and Plan of Merger dated as of June
          14, 1999, by and among Indiana Energy, Inc.
          SIGCORP, Inc. and the formation of Vectren
          Corporation (incorporated by reference to
          Exhibit 2 to Indiana Energy's Current Report on Form 8-K dated June 14, 1999 and filed on June 15, 1999).

     2B   Amendment No.1, dated December 14, 1999
          to Agreement and Plan of Merger (set
          forth in 2A, above) (incorporated by
          reference to Exhibit 2 of Indiana
          Energy's Current Report on Form 8-K dated
          December 16, 1999 and filed on December
          16, 1999).
     2C   Asset Purchase Agreement dated December
          14, 1999 between Indiana Energy, Inc. and
          Dayton Power and Light Co., Inc. and
          Number-3CHK with a commitment letter for 364 -Day Credit Facility dated December
          16, 1999 (incorporated by reference to
          Exhibit 2 and 99.1 of Indiana Energy's
          Current Report on Form 8-K dated December
          14, 1999 and filed on December 28, 1999).


     12   Computation of Ratio of Earnings to Fixed
          Charges, filed herewith.

     27   Financial Data Schedule, filed herewith.

     (b)  Reports on Form 8-K

          On February 29, 2000 SIGECO filed a Current
          Report on Form 8-K that contained audited financial statements for the fiscal year ended
          December 31, 1999. The audited financial statements were filed under Form 8-K in order for SIGECO to complete financing activities prior to the filing of Form 10-K.

                Item 7.  Exhibits

              Financial Statements and Exhibits

          On April 14, 2000 SIGECO filed a Current
          Report on Form 8-K with respect to the change in control of SIGECO as a result of the merger of Indiana Energy, Inc. and SIGCORP, Inc into
          Vectren Corporation.

               Item 1.  Changes in Control of Registrant

          On April 17, 2000 SIGECO filed an Amended
          Current Report on Form 8-K changing the
          signature of the report to M. Susan Hardwick, Vice President and Controller.

               Item 1.  Changes in Control of Registrant

          On April 27, 2000 SIGECO filed a Current
          Report on Form 8-K with respect to the release by Vectren Corporation of summary financial information to the investment community regarding Vectren Corporation's consolidated results of operation, financial position and cash flows for the three- and twelve-month ended periods of March 31, 2000. Items reported include:

               Item 5.  Other Events

               Item 7.  Exhibits

            99-1  Press Release
            99-2  Analyst Report - First Quarter 2000

            99-3 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
            Securities Litigation Reform Act of 1995

          On  April  27,  2000  SIGECO  filed  a  Current
          Report on Form 8-K with respect to an analyst teleconference call held on April 27, 2000.

               Item 5.  Other Events

               Item 7.  Exhibits

            99   Analyst script teleconference call dated
            April 27, 2000

                         SIGNATURES




    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  SOUTHERN INDIANA GAS AND ELECRIC COMPANY



                             /s/ M. Susan Hardwick
                              --------------------
                                M. Susan Hardwick
                           Vice President and Controller


Date     May 15, 2000
         ____________