Form 10-Q
period 2000-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2000-08-14
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          Form 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2000

                             OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-3553

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
   (Exact name of registrant as specified in its charter)

               INDIANA                   35-0672570
              --------                   -----------
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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date:

Common Stock - Without par value   15,754,826         August 11, 2000
---------------------------------  ----------         ---------------
              Class                Number of shares         Date

                             TABLE OF CONTENTS

Item                                                     Page
Number                                                   Number
            Part I.  Financial Information
  1       Financial Statements (Unaudited)
          Southern Indiana Gas and Electric Company
                  Balance Sheets                         3-4
                  Statements of Income                   5-6
                  Statements of Cash Flows               7
          Notes to Financial Statements                  8-13
  2       Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                             14-19
          Quantitative & Qualitative Disclosure About
  3               Market Risk                            19-20

              Part II.  Other Information
  1       Legal Proceedings                              21
  4       Submission of Matters to a Vote of Security    21
          Holders
  6       Exhibits and Reports on Form 8-K               21
          Signatures                                     22




                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                         (Unaudited - Thousands)

                                             June 30          December 31
                                     ----------------------   -----------
                                     2000         1999        1999
ASSETS

Utility Plant, at original cost:
  Electric                           $1,147,068   $1,149,334  $1,160,216
  Gas                                   155,034      150,551     156,918
                                     ----------   ----------  ----------
                                      1,302,102    1,299,885   1,317,134
  Less: accumulated depreciation
   and amortization                     634,869      614,404     623,611
                                     ----------   ----------  ----------
                                        667,233      685,481     693,523
  Construction work in progress          63,595       46,130      45,393
                                     ----------   ----------  ----------
    Net utility plant                   730,828      731,611     738,916

Current Assets:
  Cash and cash equivalents                 840          343         449
  Accounts receivables, less reserves
   of $2,171, $2,460 and $2,138,
   respectively                          41,389       27,587      34,738
  Accrued unbilled revenues              12,871       13,587      18,736
  Inventories                            28,814       38,736      39,190
  Current regulatory assets              10,185        7,555       7,921
  Other current assets                        -        3,056       2,970
                                     ----------   ----------  ----------
    Total current assets                 94,099       90,864     104,004

Other Investments and Property:
  Environmental improvement fund
   held by trustee                        1,020        4,384         996
  Notes receivable                        7,326            -       1,159
  Nonutility property and other, net      2,925        1,577       1,627
                                     ----------   ----------  ----------
    Total other investments and
     property                            11,271        5,961       3,782

Other Assets:
  Unamortized premium on reacquired
   debt                                   3,825        4,050       3,937
  Demand side management programs        25,845       24,995      25,298
  Allowance inventory                     2,269        2,269       2,269
  Deferred charges                       10,236       14,466      16,553
                                     ----------   ----------  ----------
     Total other assets                  42,175       45,780      48,057

TOTAL ASSETS                         $  878,373   $  874,216  $  894,759
                                     ==========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              BALANCE SHEETS
                         (Unaudited - Thousands)
                                               June 30        December 31
                                        -------------------   -----------
                                        2000        1999      1999
SHAREHOLDER'S EQUITY AND LIABILITIES

Capitalization:
Common Stock                            $ 78,258    $ 78,258  $ 78,258
Retained Earnings                        254,819     246,127   256,312
Contributions                            (12,132)          -         -
                                        --------    --------  --------
   Total common shareholder's equity     320,945     324,385   334,570
Cumulative nonredeemable preferred
 stock                                    11,090      11,090    11,090
Cumulative redeemable preferred stock      7,500       7,500     7,500
Cumulative special preferred stock           575         692       692
Long-term debt, net of current
 maturities                              237,697     169,799   238,282
                                        --------    --------  --------
   Total capitalization, excluding
    bonds subject to tender              577,807     513,466   592,134
                                        --------    --------  --------
Commitments and Contingencies

Current Liabilities:
Current maturities of adjustable rate
 bonds subject to tender                  53,700      53,700    53,700

   Notes payable                          16,352      83,584    22,880
   Notes payable to affiliated company    14,011      20,500         -
   Accounts payable                       30,264      17,779    28,560
   Dividends payable                         104         117       117
   Accrued taxes                           9,813       2,124     8,408
   Accrued interest                        5,636       4,082     6,012
   Refunds to customers                    2,306       2,916     5,375
   Other accrued liabilities              22,018      24,688    22,706
                                        --------    --------  --------
     Total current liabilities           154,204     209,490   147,758
                                        --------    --------  --------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes      115,706     118,555   122,977
  Unamortized investment tax credits      16,658      18,087    17,372
  Accrued postretirement benefits other
   than pensions                          13,703      13,006    12,041
  Other                                      295       1,612     2,477
                                        --------    --------  --------
   Total deferred credits and
    other liabilities                    146,362     151,260   154,867
                                        --------    --------  --------
TOTAL SHAREHOLDER'S EQUITY AND
LIABILITIES                             $878,373    $874,216  $894,759
                                        =========   ========  =========

The accompanying notes are an integral part of these financial statements.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           STATEMENTS OF INCOME
                         (Unaudited - Thousands)

                                  Three Months Ended    Six Months Ended
                                        June 30             June 30
                                  ------------------  ------------------
                                  2000      1999      2000       1999
OPERATING REVENUES:
  Electric revenues               $78,289   $73,802   $151,279   $144,789
  Gas revenues                     14,182    10,516     43,409     40,214
                                  -------   -------   --------   --------
    Total operating revenues      92,471     84,318    194,688    185,003
                                  ------    -------   --------   --------
COST OF OPERATING REVENUES:
  Cost of fuel and purchased
   power                           26,423    23,943     48,101     44,073
  Cost of gas                       7,012     4,867     26,646     24,372
                                  -------   -------   --------   --------
    Total cost of operating
     revenues                      33,435    28,810     74,747     68,445
                                  -------   -------   --------   --------
      Total margin                 59,036    55,508    119,941    116,558
                                  -------   -------   --------   --------
OPERATING EXPENSES:
  Operations and maintenance       28,505    24,357     49,743     46,586
  Merger costs                      1,402         -     13,759          -
  Depreciation and amortization    10,712    11,216     22,202     22,433
  Income taxes                      4,610     4,535      8,847     11,865
  Taxes other than income taxes     3,107     3,062      6,340      6,189
                                  -------   -------   --------   --------
    Total operating expenses       48,336    43,170    100,891     87,073

OPERATING INCOME                   10,700    12,338     19,050     29,485

OTHER INCOME -NET                     892       203      1,591        286
                                  -------   -------   --------   --------
INCOME BEFORE INTEREST AND
PREFERRED STOCK DIVIDEND           11,592    12,541     20,641     29,771

INTEREST EXPENSE                    4,866     4,655      9,649      9,378
                                  -------   -------   --------   --------
NET INCOME                          6,726     7,886     10,992     20,393

PREFERRED STOCK DIVIDEND              267       269        535        539
                                  -------   -------   --------   --------
NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                      $ 6,459   $ 7,617   $ 10,457   $ 19,854
                                  =======   =======   ========   ========

The accompanying notes are an integral part of these financial statements.

               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF INCOME
                        (Unaudited - Thousands)

                                                  Twelve Months Ended
                                                        June 30
                                                 --------------------
                                                 2000        1999
OPERATING REVENUES:
  Electric revenues                              $314,059    $299,901
  Gas revenues                                     71,407      66,802
                                                 --------    --------
    Total operating revenues                      385,466     366,703
                                                 --------    --------
COST OF OPERATING REVENUES:
  Cost of fuel and purchased power                 96,974      92,380
  Cost of gas                                      41,886      38,358
                                                 --------    --------
    Total cost of operating revenues              138,860     130,738
                                                 --------    --------
      Total margin                                246,606     235,965

OPERATING EXPENSES:
  Operations and maintenance                       98,815      93,108
  Merger costs                                     13,759           -
  Depreciation and amortization                    44,636      43,570
  Income taxes                                     23,409      24,731
  Taxes other than income taxes                    12,996      12,004
                                                 --------    --------
    Total operating expenses                      193,615     173,413

OPERATING INCOME                                   52,991      62,552

OTHER INCOME -NET                                   3,859         689
                                                 --------    --------
INCOME BEFORE INTEREST AND PREFERRED
STOCK DIVIDEND                                     56,850      63,241

INTEREST EXPENSE                                   19,483      20,201
                                                 --------    --------
NET INCOME                                         37,367      43,040

PREFERRED STOCK DIVIDEND                            1,074       1,086
                                                 --------    --------
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS     $ 36,293    $ 41,954
                                                 ========    ========

The accompanying notes are an integral part of these financial statements.

                SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
                         (Unaudited - Thousands)

                                                          Twelve Months
                                   Six Months Ended           Ended
                                       June 30               June 30
                                 -----------------     -----------------
                                 2000        1999      2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                      $10,992    $20,393   $37,367   $43,040
  Adjustments to reconcile net
   income to net cash provided
   from operating activities:
    Depreciation and amortization  22,202     22,433    44,636    43,570
    Deferred income taxes and
     investment tax credits, net   (7,984)      (307)   (4,277)    2,880
    Allowance for other funds
     used during construction           -         51       245        43
    Changes in assets and liabilities:
      Receivables, net (including
       accrued unbilled revenues)   (6,953)    8,274   (20,410)    6,390
      Inventories                   10,376     5,654     9,923    (3,099)
      Accounts payable               1,705   (10,348)   12,485    (2,200)
      Accrued taxes                  1,405    (2,647)    7,689    (1,766)
      Refunds to customers and
       from gas suppliers           (3,069)      761      (611)    2,221
      Other assets and
       liabilities                   5,421    10,092     3,315     5,544
                                   -------   -------   -------   -------
    Net cash flows from operating
     activities                     34,095    54,356    90,362    96,623
                                   -------   -------   -------   -------

CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES:
  Retirement of long-term debt           -   (45,000)  (10,000)  (59,000)
  Proceeds from long-term debt           -         -    80,000         -
  Dividends paid                   (15,545)  (16,191)  (31,734)  (31,533)
  Reduction in preferred stock        (117)     (116)     (116)     (232)
  Change in environmental
   improvement funds held by
   trustee                             (23)      (84)    3,364      (187)
  Net change in short-term
   borrowings and notes payable
   to affiliated company             6,898    38,395   (75,876)   60,260
  Other                              3,174       213     2,815        (2)
                                   -------   -------   -------   -------
    Net cash flows(required for)
     financing activities           (5,613)  (22,783)  (31,547)  (30,694)
                                   -------   -------   -------   -------
CASH FLOWS (REQUIRED FOR)
INVESTING ACTIVITIES:
  Construction expenditures (net
   of allowance for funds
   used during construction)       (25,243)  (31,422)  (54,498)  (62,565)
  Change in nonutility property     (1,298)        -    (1,348)      (15)
  Other                             (1,550)     (320)   (2,472)   (3,112)
                                   -------   -------   -------   -------
    Net cash flows (required for)
     investing activities          (28,091)  (31,742)  (58,318)  (65,692)
                                   -------   -------   -------   -------
Net increase (decrease) in cash
and
 cash equivalents                      391      (169)      497       237

Cash and cash equivalents at
 beginning of period                   449       512       343       106
                                   -------   -------   -------   -------
Cash and cash equivalents at end
 of period                         $   840   $   343   $   840   $   343
                                   =======   =======   =======   =======

The accompanying notes are an integral part of these financial statements.


          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                NOTES TO FINANCIAL STATEMENTS
                         (UNAUDITED)

1.  Organization and Nature of Operations

Southern Indiana Gas and Electric Company (SIGECO) is an operating public utility. SIGECO provides generation, transmission, distribution and sales of electric power to Evansville, Indiana and 74 other communities and the distribution of natural gas to Evansville, Indiana and 64 other communities in ten counties in southwestern Indiana.

2.  Financial Statements

The interim consolidated financial statements included in
this report have been prepared, without audit, as provided
in the rules and regulations of the Securities and Exchange
Commission (SEC).  Certain information and footnote
disclosures normally included in financial statements
prepared in accordance with generally accepted accounting
principles have been omitted as provided in such rules and
regulations.  SIGECO believes that the information in this
report reflects all adjustments necessary to fairly state
the results of the interim periods reported, that all such
adjustments are of a normal recurring nature, and the
disclosures are adequate to make the information presented
not misleading. The preparation of financial statements in
conformity with generally accepted accounting principles
requires management to make estimates and assumptions that
affect the reported amounts of assets and liabilities and
disclosure of contingent assets and liabilities at the date
of the statements and the reported amounts of revenues and
expenses during the reporting period.  Actual results could
differ from those estimates.   These interim financial
statements should be read in conjunction with the financial statements and notes thereto included in SIGECO's latest annual report on Form 10-K.

Because all of the common stock of SIGECO is owned by Vectren (see below), SIGECO does not report earnings per share.

Because of the seasonal nature of SIGECO's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

3.  Indiana Energy, Inc. and SIGCORP, Inc. Merger

On June 14, 1999, Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. Such approvals were obtained and the merger was consummated on March 31, 2000. As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received one and one-third shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

Southern Indiana Gas and Electric Company, formerly a wholly owned subsidiary of SIGCORP, operates as a separate wholly owned subsidiary of Vectren.

4.  Merger Costs

Merger costs incurred by Vectren for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities will be substantially complete by 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. Merger costs expensed by SIGECO for the three and six months ended June 30, 2000 totaled $1.4 million and $13.8 million, respectively.

5.  Cash Flow Information

For purposes of the Statements of Cash Flows, SIGECO considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:

                                Six Months Ended     Twelve Months Ended
                                    June 30                June 30
                               -----------------     -------------------
                                 2000      1999        2000       1999
Thousands
Interest (net of amount
capitalized)                   $ 8,798   $ 9,698     $14,537   $19,128
Income taxes                   $13,618   $14,766     $24,327   $23,209

6.  Capitalization

On July 3, 2000, all of SIGECO's $9,975,000 Adjustable Rate
Pollution Control Revenue Bonds were remarketed and the interest rate was reset to 4.75% from 4.55%. The new interest rate will be effective from July 1, 2000 through June 30, 2001.

On July 7, 2000, SIGECO repurchased 22,000 shares of its
4.75% nonredeemable $100 par value preferred stock at a purchase price of $84.25 per share. The stock was repurchased as treasury stock and is to be retired.

7.  Gas in Underground Storage

Based on the average cost of gas purchased during June 2000, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at June 30, 2000 by approximately $18.9 million.

8.  Refundable or Recoverable Gas and Fuel Costs

All metered gas rates contain a gas cost adjustment clause, which allows for adjustment in charges for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause, which allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. SIGECO also collects, through a quarterly rate adjustment mechanism, the margin on electric sales lost due to the implementation of demand side management programs.

SIGECO records any adjustment clause under-or-overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or-overrecovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

On August 18, 1999, the Indiana Utility Regulatory Commission (IURC) issued a generic order which established new guidelines for the recovery of purchased power costs. Those guidelines provided that SIGECO is able to recover through rates the total cost incurred for purchased power if over a period of seven days the average cost of purchased power is below the highest cost of internal generation at SIGECO or the higher costs can be justified in a fuel adjustment clause filing. The generic order issued by the IURC was appealed by the Indiana Office of Utility Consumer Counselor (OUCC). On August 9, 2000, the IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement pertains to the summer months of 2000 and the parties have agreed to collaborate on a permanent agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

9.  Environmental Costs

In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

On October 27, 1998, USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans
(SIPs) with the USEPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Clean Air Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

10.  Commitments and Contingencies

SIGECO is party to various legal proceeding arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note
9 for litigation matters concerning the Clean Air Act.

11.  Affiliated Transactions

Certain wholly owned subsidiaries of Vectren began providing support services to SIGECO beginning April 1, 2000. As of March 31, 2000, certain assets owned by Sigeco were contributed to a wholly owned subsidiary of Vectren (Vectren Resources, LLC). The contribution of assets is reflected as a reduction of common shareholder's equity. Vectren Resources, LLC provides asset services to Sigeco, the fee for which is reflected in operation and maintenance expenses in the accompanying financial statements. Services provided include corporate-level management services, information technology, financial, human resources, purchasing, building and fleet services. Amounts billed by the affiliates to SIGECO for the three months ended June 30, 2000, totaled $10.3 million. Prior to April 1, 2000, these costs were incurred by SIGECO directly.

SIGECO purchases coal from a wholly owned subsidiary of Vectren. SIGECO's coal purchases during the three, six and twelve months ended June 30, 2000 totaled $6.0 million, $9.3 million and $19.9 million, respectively. SIGECO's coal purchases during the three, six and twelve months ended June 30, 1999 totaled $5.0 million, $9.9 million and $19.5 million, respectively.

SIGECO also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

Amounts due from unconsolidated affiliates totaled $4.3 million, $0 million and $2.0 million at June 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Receivable on the Consolidated Balance Sheets.

12.  Segments of Business

SIGECO adopted Statement of Financial Accounting Standards
(SFAS) No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments in financial statements and disclosures about products, services and geographical areas. Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

The operating segments of SIGECO are defined as (1) Gas
Utility Services and (2) Electric Utility Services.



                                      Three Months         Six Months
                                     Ended June 30       Ended June 30
                                    ----------------   ------------------
                                   2000 <1>    1999   2000 <1>     1999
Operating Revenues:
  Gas Utility Services             $14,182   $10,516  $ 43,409   $ 40,214
  Electric Utility Services         78,289    73,802   151,279    144,789
                                   -------   -------  --------   --------
  Total operating revenues         $92,471   $84,318  $194,688   $185,003
                                   -------   -------  --------   --------
Interest Expense:
  Gas Utility Services             $   438   $   419  $    868   $    844
  Electric Utility Services          4,428     4,236     8,781      8,534
                                   -------   -------  --------   --------
  Total interest expense           $ 4,866   $ 4,655  $  9,649   $  9,378
                                   -------   -------  --------   --------
Income Taxes:
  Gas Utility Services             $   345   $    36  $  1,321   $  1,649
  Electric Utility Services          4,265     4,499     7,526     10,216
                                   -------   -------  --------   --------
  Total income taxes               $ 4,610   $ 4,535  $  8,847   $ 11,865
                                   -------   -------  --------   --------
Depreciation and amortization:
  Gas Utility Services             $ 1,129   $ 1,158  $  2,374   $  2,315
  Electric Utility Services          9,583    10,058    19,828     20,118
                                     -------   -------  --------   --------
  Total depreciation and
   amortization                      $10,712   $11,216  $ 22,202   $ 22,433
                                   -------   -------  --------   --------
Net income:
  Gas Utility Services             $   584   $   187  $  1,974   $  3,014
  Electric Utility Services          5,875     7,430     8,483     16,840
                                   -------   -------  --------   --------
  Net income                       $ 6,459   $ 7,617  $ 10,457   $ 19,854
                                   -------   -------  --------   --------
Capital Expenditures:
  Gas Utility Services             $ 2,051   $ 3,025  $  4,209   $  5,225
  Electric Utility Services          9,545    14,407    21,034     26,197
                                   -------   -------  --------   --------
  Total capital expenditures       $11,596   $17,432  $ 25,243   $ 31,422
                                   -------   -------  --------   --------


                                                     Twelve Months
                                                     Ended June 30
                                                  -------------------
                                                  2000 <1>     1999
Operating Revenues:
   Gas Utility Services                           $ 71,407   $ 66,802
   Electric Utility Services                       314,059    299,901
                                                  --------   --------
   Total operating revenues                       $385,466   $366,703
                                                  --------   --------
Interest Expense:
   Gas Utility Services                           $  1,753   $  1,818
   Electric Utility Services                        17,730     18,383
                                                  --------   --------
   Total interest expense                         $ 19,483   $ 20,201
                                                  --------   --------
Income Taxes:
   Gas Utility Services                           $  1,656   $  2,554
   Electric Utility Services                        21,753     22,177
                                                  --------   --------
   Total income taxes                             $ 23,409   $ 24,731
                                                  --------   --------
Depreciation and amortization:
   Gas Utility Services                           $  4,688   $  4,477
   Electric Utility Services                        39,948     39,093
                                                    --------   --------
   Total depreciation and amortization              $ 44,636   $ 43,570
                                                  --------   --------
Net income:
   Gas Utility Services                           $  2,830   $  4,547
   Electric Utility Services                        33,463     37,407
                                                  --------   --------
   Net income                                     $ 36,293   $ 41,954
                                                  --------   --------
Capital Expenditures:
   Gas Utility Services                           $  8,975   $ 11,203
   Electric Utility Services                        45,523     51,362
                                                  --------   --------
   Total capital expenditures                     $ 54,498   $ 62,565
                                                  --------   --------


                                 As of June 30      As of December 31
                              -------------------  -----------------
                                2000      1999           1999
Identifiable Assets:
  Gas Utility Services        $140,540  $139,875   $143,161
  Electric Utility Services    737,833   734,341    751,598
  Total identifiable assets   $878,373  $874,216   $894,759

<F1>  The 2000 amounts include merger costs
(see Note 4).

13.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SIGECO is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, SIGECO utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SIGECO has not quantified the impact of adopting this statement on its financial position or results of operations.

14.  Reclassifications

Certain reclassifications have been made to the prior periods' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Indiana Energy, Inc. and SIGCORP, Inc. Merger

On June 14, 1999, Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP) jointly announced the signing of a definitive agreement to combine into a new holding company named Vectren Corporation (Vectren). The merger was conditioned, among other things, upon the approvals of the shareholders of each company and customary regulatory approvals. Such approvals were obtained and the merger was consummated on March 31, 2000. As provided for in the merger agreement, Indiana Energy shareholders received one share of Vectren common stock for each share of Indiana Energy held at the March 31, 2000 closing date. SIGCORP shareholders received one and one-third shares of Vectren common stock for each share of SIGCORP held at the March 31, 2000 closing date. The transaction was accounted for as a pooling of interests. The transaction was a tax-free exchange of shares.

Southern Indiana Gas and Electric Company (SIGECO), formerly a wholly owned subsidiary of SIGCORP, operates as a separate wholly owned subsidiary of Vectren.

                    Results of Operations

                         Net Income

Net income applicable to common shareholders was $6.5 million for the three months ended June 30, 2000. Net income applicable to common shareholders before merger related charges (see merger costs below) was $8.3 million for the three months ended June 30, 2000 as compared to net income applicable to common shareholders of $7.6 million for the same period in 1999.

Net income applicable to common shareholders was $10.5 million for the six months ended June 30, 2000. Net income applicable to common shareholders before merger related charges was $21.3 million for the six months ended June 30, 2000 as compared to net income applicable to common shareholders of $19.9 million for the same period in 1999.

Net income applicable to common shareholders was $36.3 million for the twelve months ended June 30, 2000. Net income applicable to common shareholders before merger related charges was $47.1 million for the twelve months ended June 30, 2000 as compared to net income applicable to common shareholders of $42.0 million for the same period in 1999.

  Electric Margin (Electric Operating Revenues Less Cost of
                  Fuel and Purchased Power)

Electric utility margin for the three months ended June 30, 2000 was $51.9 million compared to $49.9 million for the same period last year. During the current quarter, a $2.6 million increase in margin from nonfirm wholesale sales to other utilities and power marketers was the primary reason for the increase in total electric margin. Sales to these customers were up 20 percent and average unit sales margins were greater compared to the year ago period.

Electric utility margin for the six months ended June 30, 2000 was $103.2 million compared to $100.7 million for the same period last year. For the six month period ending June 30, 2000, a 38 percent increase in sales to other utilities and power marketers and higher average unit margins from these sales contributed an additional $4.0 million to electric margin, more than offsetting the impact of 6 percent fewer residential electric sales.

Electric utility margin for the twelve-month period ended June 30, 2000, was $217.1 million compared to $207.5 million for the same period last year. The $9.6 million increase in margin reflected a $7.5 million increase in margin from sales to other utilities and power marketers and a 4 percent increase in retail and firm wholesale electric sales primarily due to stronger industrial and commercial sales.

    Gas Margin (Gas Operating Revenues Less Cost of Gas)

Gas utility margin for the quarter ended June 30, 2000 was $7.2 million compared to $5.6 million for the same period last year reflecting a 13 percent increase in total system throughput (combined sales and transportation volumes) due to slightly more favorable weather conditions and continued growth in the commercial and industrial sectors.

Gas utility margin for the six months ended June 30, 2000 was $16.8 million compared to $15.8 million for the same period in 1999. The increase is primarily attributable to the addition of new residential and commercial customers.
These increases were partially offset by 3 percent warmer temperatures during the first half of 2000 compared to the year ago period. Total throughput increased 4 percent compared to the same period a year ago.

Gas utility margin for the twelve months ended June 30, 2000 was $29.5 million compared to $28.4 million for the same period last year for the same reasons as described above.

SIGECO's rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs.

 Operating Expenses (excluding Cost of Fuel, Purchased Power and Cost of Gas)

Operation and maintenance expenses increased $4.1 million, or 17 percent, for the three months ended June 30, 2000 compared to the same period in 1999. The increase is primarily attributable to a rise in the utility operating expenses due to $1.2 million additional scheduled maintenance projects at SIGECO's generation facilities.

Operation and maintenance expenses increased $3.2 million, or 7 percent, for the six months ended June 30, 2000 when compared to the same period a year ago. The six month increase is also primarily attributable to the rise in utility operating expenses due to an additional $1.6 million of scheduled maintenance projects at SIGECO's generation facilities and increased general and administrative costs.

During the twelve-month period ended June 30, 2000 SIGECO's operation and maintenance expenses increased $5.7 million, or 6 percent, compared to the same period in 1999 for the reasons discussed above.

Depreciation and amortization expense increased $1.1 million during the twelve months ended June 30, 2000 compared to the same period in the prior year due to additions to plant to serve new customers.

Income taxes decreased $3.0 million and $1.3 million, respectively, for the six and twelve months ended June 30, 2000 when compared to the same periods one year ago due to changes in taxable income. Taxable income decreased primarily due to the recognition of tax-deductible merger costs.

Taxes other than income taxes increased slightly primarily due to higher property tax expense, which is the result of additions to utility plant.

                        Merger Costs

Merger costs incurred by Vectren for the three and six months ended June 30, 2000 totaled $3.3 million and $30.4 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which the merger savings are expected to be realized. Merger costs expensed by SIGECO for the three and six months ended June 30, 2000 totaled $1.4 million and $13.8 million, respectively.


                        Other Income

Other Income - Net increased $0.7 million, $1.3 million and $3.2 million, respectively, for the three, six and twelve months ended June 30, 2000, compared to the prior year periods due chiefly to additional capitalized interest costs related to utility projects under construction.

Environmental Matters

In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

In July 1998, Indiana submitted its proposed plan to the USEPA in response to the USEPA's proposed new NOx rule and the emissions budget proposed for Indiana. The Indiana plan, which calls for a reduction of NOx emissions to a rate of 0.25 lb/mmBtu by 2003, is less stringent than the USEPA proposal but more stringent than the alliance proposal.

On October 27, 1998, USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). The final rule requires that 23 states and jurisdictions must file revised state implementation plans
(SIPs) with the USEPA by no later than September 30, 1999, which was essentially unchanged from its October 1997, proposed rule. The USEPA has encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport. The USEPA's final ruling is being litigated in the federal courts by approximately ten midwestern states, including Indiana.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $100 million, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. Under the USEPA implementation schedule, the emissions reductions and required control equipment must be implemented and in place by May 15, 2003.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Clean Air Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Clean Air Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $100 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Clean Air Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

                New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SIGECO is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, SIGECO utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. SIGECO has not quantified the impact of adopting this statement on its financial position or results or operations.

               Liquidity and Capital Resources

SIGECO's capitalization objectives are 45-60 percent common and preferred equity and 40-55 percent long-term debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operations.

New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at approximately $50 million, of which $25.2 million have been expended through June 30, 2000. For the twelve months ended June 30, 2000, capital expenditures totaled $54.5 million.

SIGECO has $66 million of short-term borrowing capacity, of which $49.6 million was available at June 30, 2000.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are at their highest and gas storage facilities are being refilled.


Financing Activities

On July 3, 2000, all of SIGECO's $9,975,000 Adjustable Rate
Pollution Control Revenue Bonds were remarketed and the interest rate was reset to 4.75% from 4.55%. The new interest rate will be effective from July 1, 2000 through June 30, 2001.

On July 7, 2000, SIGECO repurchased 22,000 shares of its
4.75% nonredeemable $100 par value preferred stock at a purchase price of $84.25 per share. The stock was repurchased as treasury stock and is to be retired.

SIGECO expects the majority of its capital expenditure requirements and debt security redemptions to be provided by internally generated funds.

SIGECO's credit rating on outstanding debt at June 30, 2000 was AA/Aa2.

Cash required for financing activities of $5.6 million for the six months ended June 30, 2000 includes, among other things, $15.5 million of dividends and $6.9 million of additional net borrowings. Cash required for financing activities of $31.5 million for the twelve months ended June 30, 2000 includes, among other things, $31.7 million of dividends and $5.9 million of additional net debt pay-downs.

Cash required for investing activities of $28.1 million for the six months ended June 30, 2000 includes, among other things, $25.2 million of capital expenditures. Cash required for investing activities of $58.3 million for the twelve months ended June 30, 2000 includes, among other things, $54.5 million of capital expenditures.

                 Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to, Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause SIGECO's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

* Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

* Increased competition in the energy environment including effects of industry restructuring and unbundling.

* Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

* Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

* Economic conditions including inflation rates and monetary fluctuations.

* Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

* Availability or cost of capital, resulting from changes in SIGECO, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

* Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

* Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

* Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's
Discussion and Analysis of Financial Condition and Results of Operations.

* Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

SIGECO undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

                         Seasonality

Because of the seasonal nature of SIGECO's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

Item 3. Quantitative and Qualitative Disclosures about
Market Risk

SIGECO's debt portfolio contains a substantial amount of fixed-rate long-term debt and, therefore, does not expose the company to the risk of material earnings or cash flow loss due to changes in market interest rates. SIGECO attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings and the use of interest rate hedging instruments. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a level of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, it is acknowledged that there may be times that the guideline may be exceeded.

SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. As of June 30, 2000, management believes exposure from these positions was not material.

Exposure to electricity market price risk results from the use of forward contracts to effectively manage the supply of, and demand for, the generation capability of SIGECO's generating plants related to its wholesale power marketing activities. SIGECO is not currently exposed to market risks for purchases of electric energy power and natural gas for its retail customers due to current Indiana regulations which allow for recovery of such purchases through SIGECO's fuel and natural gas cost adjustment mechanisms. A 1999 generic order issued by the IURC established new guidelines for the recovery of purchased electric power costs through the fuel adjustment clauses. This order was appealed by the Indiana Office of the Utility Consumer Counselor (OUCC). On August 9, 2000, the IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement pertains to the summer months of 2000 and the parties have agreed to collaborate on a permanent agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

SIGECO is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At June 30, 2000, SIGECO was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

          SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 of the Notes to Financial Statements for discussion of the litigation matters relating to USEPA allegations that SIGECO violated the Clean Air Act.

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

27  27   Financial Data Schedule, filed herewith.

Form 8-K's

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

  Item 5.  Other Events

  Item 7.  Exhibits

   Exhibit 99-1  Press Release
   Exhibit 99-2  Analyst Report - First Quarter 2000
   Exhibit 99-3  Cautionary Statement for Purposes of the
"Safe Harbor" Provisions of the Private Securities
Litigation Reform Act of 1995

On April 27, 2000 SIGECO filed a Current Report on Form 8-K with respect to an analyst teleconference call held on April
27, 2000.

  Item 5.  Other Events

  Item 7.  Exhibits

     Exhibit 99  Analyst script teleconference call dated
April 27, 2000



                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SOUTHERN INDIANA GAS AND
                       ELECRIC COMPANY
                       Registrant


August 14, 2000        /s/ M. Susan Hardwick
                       M. Susan Hardwick
                       Vice President and Controller

August 14, 2000        /s/ Jerome A. Benkert
                       Jerome A. Benkert
                       Executive Vice President and
                       Chief Financial Officer