Form 10-Q
period 2000-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2000-11-14
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT of 1934

      For the quarterly period ended September 30, 2000

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

      Commission file number 1-3553

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
            -----------------------------------------
     (Exact name of registrant as specified in its charter)

           INDIANA                        35-0672570
          ---------                       -----------
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

Common Stock - Without par value   15,754,826   November 10, 2000
---------------------------------  -----------  ----------------
              Class                Number of           Date
                                   shares


                           TABLE OF CONTENTS

Item                                                          Page
Number                                                        Number
                  Part I.  Financial Information
  1      Financial Statements (Unaudited)
         Southern Indiana Gas and Electric Company
         Balance Sheets                                       3-4
         Statements of Income                                 5-6
         Statements of Cash Flows                             7
         Notes to Financial Statements                        8-13
  2      Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  14-19
  3      Quantitative & Qualitative Disclosure About
         Market Risk                                          20

                    Part II.  Other Information
  1      Legal Proceedings                                    21
  4      Submission  of  Matters to  a  Vote  of  Security
         Holders                                              21
  6      Exhibits and Reports on Form 8-K                     21
         Signatures                                           21


             SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           BALANCE SHEETS
                      (Unaudited - Thousands)

                                    September 30         December 31
                                  2000         1999         1999
ASSETS

Utility Plant, at original cost:
  Electric                     $ 1,150,734  $ 1,152,180  $ 1,160,216
  Gas                              155,733      150,652      156,918
                               -----------  -----------  -----------
                                 1,306,467    1,302,832    1,317,134
  Less: accumulated depreciation
   and amortization                643,872      624,435      623,611
                                ----------   ----------  -----------
                                   662,595      678,397      693,523
  Construction work in
   progress                         70,794       57,518       45,393
                                ----------  -----------  -----------
    Net utility plant              733,389      735,915      738,916

Current Assets:
  Cash and cash equivalents          1,302          327          449
  Accounts receivables, less
   reserves of $2,285, $2,253
   and $2,138, respectively         39,521       40,809       34,738
  Accounts receivable from
   affiliate                        10,575            -        1,159
  Accrued unbilled revenues         12,389       11,837       18,736
  Inventories                       34,596       38,419       39,190
  Recoverable fuel and
   natural gas costs                14,462        7,230        5,585
  Other current assets               2,005        6,424        5,306
                                ----------  -----------  -----------
    Total current assets           114,850      105,046      105,163

Other Investments and Property:
  Environmental improvement
   fund held by trustee              1,020          984          996
  Nonutility property and
   other, net                        1,960        1,577        1,627
                                ----------   ----------  -----------
    Total other investments
     and property                    2,980        2,561        2,623

Other Assets:
  Unamortized premium on
   reacquired debt                   3,769        3,993        3,937
  Demand side management
   programs                         25,687       25,404       25,298
  Allowance inventory                2,269        2,269        2,269
  Deferred charges                  16,101       13,787       16,553
                                ----------  -----------  -----------
    Total other assets              47,826       45,453       48,057

TOTAL ASSETS                      $899,045     $888,975     $894,759
                                ==========  ===========  ===========

    The accompanying notes are an integral part of these financial statements.


              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           BALANCE SHEETS
                       (Unaudited - Thousands)

                                     September 30      December 31
                                    2000      1999        1999
SHAREHOLDER'S EQUITY AND LIABILITIES

Capitalization:
Common Stock                      $  78,258 $  78,258     $ 78,258
Retained Earnings                   264,910   255,903      256,312
Contribution of assets to parent   (12,132)         -            -
                                  --------- ---------    ---------
   Total common shareholder's
    equity                          331,036   334,161      334,570
Cumulative nonredeemable
 preferred stock                     11,090    11,090       11,090
Cumulative redeemable preferred
 stock                                5,300     7,500        7,500
Cumulative special preferred
 stock                                  576       692          692
Long-term debt, net of current
  maturities                        237,748   249,299      238,282
                                  --------- ---------    ---------
   Total capitalization, excluding
    bonds subject to tender         585,750   602,742      592,134

Commitments and Contingencies

Current Liabilities:
Current maturities of adjustable
  rate bonds subject to tender       53,700    53,700       53,700
Notes payable                        23,041    21,414       22,880
Accounts payable to affiliated
  company                            11,094        44            -
Accounts payable                     36,709    20,551       28,560
Dividends payable                       144       117          117
Accrued taxes                        15,895     5,823        8,408
Accrued interest                      5,236     5,541        6,012
Refunds to customers                  1,027     4,196        5,375
Other accrued liabilities            21,835    21,909       22,706
                                   --------  --------    ---------
   Total current liabilities        168,681   133,295      147,758

Deferred Credits And Other
Liabilities:
  Accumulated deferred income
   taxes                            113,634   118,757      122,977
  Unamortized investment tax
   credits                           16,301    17,729       17,372
  Accrued postretirement
   benefits
   other than pensions               14,384    13,996       12,041
  Other                                 295     2,456        2,477
                                  --------- ---------    ---------
   Total deferred credits and
    other liabilities               144,614   152,938      154,867

TOTAL SHAREHOLDER'S EQUITY AND
LIABILITIES                       $ 899,045 $ 888,975    $ 894,759
                                  ========= =========    =========

         The accompanying notes are an integral part of these
                         financial statements.


              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        STATEMENTS OF INCOME
                       (Unaudited - Thousands)

                             Three Months Ended   Nine Months Ended
                                September 30         September 30
                               2000      1999      2000       1999
OPERATING REVENUES:
  Electric revenues           $ 97,936  $ 94,171 $ 249,215  $ 238,960
  Gas revenues                  14,739     7,759    58,148     47,973
                              --------  -------- ---------  ---------
    Total operating            112,675   101,930   307,363    286,933
     revenues

COST OF OPERATING REVENUES:
  Cost of fuel and
   purchased power              32,603    30,351    80,704     74,424
  Cost of gas                    9,877     2,454    36,523     26,826
                              --------  -------- ---------  ---------
    Total cost of operating
     revenues                   42,480    32,805   117,227    101,250
                              --------  --------  --------   --------
      Total margin              70,195    69,125   190,136    185,683

OPERATING EXPENSES:
  Operations and                25,191    22,623    74,934     69,209
    maintenance
  Merger costs                     433         -    14,192          -
  Depreciation and
    amortization                10,634    11,217    32,836     33,650
  Income taxes                   9,738    10,774    18,585     22,638
  Taxes other than income
    taxes                        3,332     3,292     9,672      9,481
                              --------  --------  --------  ---------
    Total operating             49,328    47,906   150,219    134,978
     expenses

OPERATING INCOME                20,867    21,219    39,917     50,705

OTHER INCOME -NET                1,107     1,566     2,698      2,407
                              --------  -------- ---------   --------
INCOME BEFORE INTEREST AND
PREFERRED STOCK DIVIDEND        21,974    22,785    42,615     53,112

INTEREST EXPENSE                 4,951     4,915    14,600     14,847
                              --------  -------- ---------  ---------
NET INCOME                      17,023    17,870    28,015     38,265

PREFERRED STOCK DIVIDEND           241       269       776        809
                              --------  -------- ---------  ---------
NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS           $ 16,782  $ 17,601 $  27,239  $  37,456
                              ========  ======== =========  =========

         The accompanying notes are an integral part of these
                         financial statements.


            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                      STATEMENTS OF INCOME
                    (Unaudited  - Thousands)

                                             Twelve Months Ended
                                                 September 30
                                               2000       1999
OPERATING REVENUES:
  Electric revenues                          $ 317,824  $ 306,143
  Gas revenues                                  78,387     69,130
                                             ---------  ---------
    Total operating revenues                   396,211    375,273

COST OF OPERATING REVENUES:
  Cost of fuel and purchased power              99,226     96,893
  Cost of gas                                   49,309     39,710
                                             ---------  ---------
    Total cost of operating revenues           148,535    136,603
                                             ---------  ---------
      Total margin                             247,676    238,670

OPERATING EXPENSES:
  Operations and maintenance                   101,383     94,165
  Merger costs                                  14,192          -
  Depreciation and amortization                 44,053     44,154
  Income taxes                                  22,374     25,579
  Taxes other than income taxes                 13,036     12,376
                                             ---------  ---------
    Total operating expenses                   195,038    176,274

OPERATING INCOME                                52,638     62,396

OTHER INCOME -NET                                3,399      1,873
                                             ---------  ---------
INCOME BEFORE INTEREST AND PREFERRED STOCK      56,037     64,269
DIVIDEND

INTEREST EXPENSE                                19,519     20,062
                                             ---------  ---------
NET INCOME                                      36,518     44,207

PREFERRED STOCK DIVIDEND                         1,045      1,081
                                             ---------  ---------
NET INCOME APPLICABLE TO COMMON
SHAREHOLDERS                                 $  35,473  $  43,126
                                             =========  =========

         The accompanying notes are an integral part of these
                         financial statements.


              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       STATEMENTS OF CASH FLOWS
                       (Unaudited - Thousands)

                                   Nine Months        Twelve Months
                                      Ended               Ended
                                  September 30         September 30
                                 2000       1999      2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                    $ 28,015  $ 38,265  $ 36,518  $ 44,207
  Adjustments to reconcile
  net income to net cash
  provided from operating
  activities:
   Depreciation and
    amortization                  32,836    33,650    44,053    44,154
   Deferred income taxes and
    investment tax credits,
    net                         (10,413)     (463)   (6,551)     2,986
   Allowance for other funds
    used during construction           -       238        58       165
   Changes in assets and
    liabilities:
     Receivables, net
      (including accrued
      unbilled revenues)         (6,888)   (3,197)   (8,874)   (5,689)
     Inventories                   4,594     5,971     3,824     4,627
     Accounts payable              8,149   (7,576)    16,158   (1,703)
     Accrued taxes                 7,487     1,052    10,072       686
     Refunds to customers and
      from gas suppliers        (13,225)       739  (10,747)     1,345
     Other assets and
      liabilities                  2,292     9,923       357     5,490
                                --------  --------  --------  --------
   Net cash flows from
    operating activities          52,847    78,602    84,868    96,268

CASH FLOWS (REQUIRED FOR)
FINANCING ACTIVITIES:
  Retirement of long-term
   debt                                -  (45,000)  (10,000)  (45,000)
  Proceeds from long-term
   debt                                -    80,000         -    80,000
  Dividends paid                (21,445)  (24,285)  (29,540)  (32,205)
  Reduction in preferred
   stock                         (2,316)     (116)   (2,316)     (232)
  Change in environmental
   improvement funds held by
   trustee                          (24)     3,316      (36)     3,271
  Net change in short-term
   borrowings and notes pay-
   able to affiliated company     10,721  (44,752)    11,093  (31,638)
  Other                            2,196     (220)     2,272     (500)
                                --------  --------  --------  --------
   Net cash flows (required
    for) financing activities   (10,868)  (31,057)  (28,527)  (26,304)

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES:
  Construction expenditures
   (net of allowance for
   funds used during
   construction)                (37,816)  (47,116)  (51,376)  (70,332)
  Change in nonutility
  property                       (1,297)         -   (1,347)      (25)
  Other                          (2,014)     (614)   (2,643)     (812)
                                --------  --------  --------  --------
   Net cash flows (required
   for) investing activities    (41,127)  (47,730)  (55,366)  (71,169)

Net increase (decrease) in
  cash and cash equivalents          852     (185)       975   (1,205)

Cash and cash equivalents at
beginning of period                  450       512       327     1,532
                               ---------  --------  --------  --------
Cash and cash equivalents at
end of period                   $  1,302   $   327  $  1,302   $   327
                               =========  ========  ========  ========

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

2.   Financial Statements

The interim consolidated financial statements included in this report have been prepared, without audit, as provided in the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. SIGECO believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported, that all such adjustments are of a normal recurring nature, and the disclosures are adequate to make the information presented not misleading. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.   These interim
financial statements should be read in conjunction with the financial statements and notes thereto included in SIGECO's Form 10-K, filed on March 30, 2000.

Because all of the common stock of SIGECO is owned by Vectren (see
Note 3 below), SIGECO does not report earnings per share.

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

SIGECO, formerly a wholly owned subsidiary of SIGCORP, operates as a separate wholly owned subsidiary of Vectren.




4.   Merger Costs

Merger costs incurred by Vectren for the three, nine and twelve months ended September 30, 2000 totaled $0.9 million, $31.3 million and $31.3 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized. Merger costs expensed by SIGECO for the three, nine and twelve months ended September 30, 2000 totaled $0.4 million, $14.2 million and $14.2 million, respectively.

5.   Cash Flow Information

For purposes of the Statements of Cash Flows, SIGECO considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


                        Nine Months Ended         Twelve Months
                           September 30        Ended September 30
                       --------------------    ---------------------
                          2000      1999         2000      1999
Thousands
Interest (net of
amount capitalized)        $13.6      $11.9        $17.1     $17.9
Income taxes               $16.6      $20.6        $21.5     $22.1


6.   Gas in Underground Storage

Based on the average cost of gas purchased during September
2000, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at September 30, 2000 by approximately $22.7 million.

7.   Refundable or Recoverable Fuel and Natural Gas Costs

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

On August 18, 1999, the Indiana Utility Regulatory
Commission (IURC) issued a generic order which established new guidelines for the recovery of purchased power costs.
Those guidelines provided that SIGECO is able to recover through rates the total cost incurred for purchased power if over a period of seven days the average cost of purchased power is below the highest cost of internal generation at SIGECO or the higher costs can be justified in a fuel adjustment clause filing. The generic order issued by the IURC was appealed by the Indiana Office of Utility Consumer Counselor (OUCC). On August 9, 2000, the
IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement covers the period through March 31, 2001, and the parties have agreed to attempt to negotiate an agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

8.   Environmental Matters

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay. Following this decision, on August 30, 2000, the D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Clean Air Act (the Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $160 million expenditure previously discussed.

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

9.   Commitments and Contingencies

SIGECO is party to various legal proceedings arising in the normal course of business. In the opinion of management,with the exception of litigation matters related to the Clean Air Act, there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 8 for litigation matters concerning the Clean Air Act.

10.  Affiliated Transactions

Certain wholly owned subsidiaries of Vectren began providing support services to SIGECO beginning April 1, 2000. As of March 31, 2000, certain assets owned by SIGECO were contributed to a wholly owned subsidiary of Vectren (Vectren Resources, LLC). The contribution of assets is reflected as a reduction of common shareholder's equity. Vectren Resources, LLC provides asset services to SIGECO, the fee for which is reflected in operation and maintenance expense in the accompanying financial statements. Services provided include corporate-level management services, information technology, financial, human resources, purchasing, building and fleet services. Amounts billed by the affiliates to SIGECO for the three months and nine months ended September 30, 2000, totaled $10.5 million and $20.8 million. Prior to April 1, 2000, these costs were incurred by SIGECO directly.

SIGECO purchases coal from a wholly owned subsidiary of Vectren. SIGECO's coal purchases during the three, nine and twelve months ended September 30, 2000 totaled $4.2 million, $14.3 million and $18.8 million, respectively. SIGECO's coal purchases during the three, nine and twelve months ended September 30, 1999 totaled $6.1 million, $16.0 million and $20.4 million, respectively.

SIGECO also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

Amounts due from unconsolidated affiliates totaled $9.3
million, $6.5 million and $2.0 million at September 30, 2000 and 1999 and December 31, 1999, respectively, and are included in Accounts Receivable on the Consolidated Balance
Sheets.

11.   Segments of Business

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

The operating segments of SIGECO are defined as (1) Gas Utility
Services and (2) Electric Utility Services.

                             Three Months           Nine Months
                          Ended September 30    Ended September 30
                          2000 <F1>    1999     2000 <F1>    1999
                          ----------  --------  ----------  --------
Operating Revenues:
  Gas Utility Services       $14,739    $7,759     $58,148   $47,973
  Electric Utility            97,936    94,171     249,215   238,960
Services
                            --------  --------    --------  --------
  Total operating
   revenues                 $112,675  $101,930    $307,363  $286,933
                            --------  --------    --------  --------
Interest Expense:
  Gas Utility Services          $446      $457      $1,314    $1,336
  Electric Utility
   Services                    4,505     4,458      13,286    13,511
                              ------    ------     -------   -------
  Total interest expense      $4,951    $4,915     $14,600   $14,847
                              ------    ------     -------   -------
Income Taxes:
  Gas Utility Services        $(622)     $(20)        $699    $1,565
  Electric Utility
   Services                   10,360    10,794      17,886    21,073
                             -------   -------     -------   -------
  Total income taxes          $9,738   $10,774     $18,585   $22,638
                             -------   -------     -------   -------
Depreciation and
Amortization:
  Gas Utility Services        $1,124    $1,157      $3,498    $3,472
  Electric Utility
   Services                    9,510    10,060      29,338    30,178
                             -------   -------     -------   -------
  Total depreciation and
   amortization              $10,634   $11,217     $32,836   $33,650
                             -------   -------     -------   -------
Net Income:
  Gas Utility Services        $(788)       $29      $1,186    $3,043
  Electric Utility
   Services                   17,570    17,572      26,053    34,413
                             -------   -------     -------   -------
  Net income                 $16,782   $17,601     $27,239   $37,456
                             -------   -------     -------   -------
Capital Expenditures:
  Gas Utility Services        $2,853    $3,188      $7,063    $8,413
  Electric Utility
   Services                    9,720    12,844      30,753    38,703
                             -------   -------     -------   -------
  Total capital
   expenditures              $12,573   $16,032     $37,816   $47,116
                             =======   =======     =======   =======

                                        Twelve Months
                                     Ended September 30
                                    2000 (1)      1999
                                    ----------   ---------
Operating Revenues:
  Gas Utility Services                 $78,387     $69,130
  Electric Utility Services            317,824     306,143
                                      --------    --------
  Total operating revenues            $396,211    $375,273
                                      --------    --------
Interest Expense:
  Gas Utility Services                  $1,757      $1,805
  Electric Utility Services             17,762      18,257
                                       -------     -------
  Total interest expense               $19,519     $20,062

Income Taxes:
  Gas Utility Services                  $1,065      $2,839
  Electric Utility Services             21,309      22,740
                                       -------     -------
  Total income taxes                   $22,374     $25,579
                                       -------     -------

Depreciation and Amortization:
  Gas Utility Services                  $4,655      $4,554
  Electric Utility Services             39,398      39,600
                                       -------     -------
  Total depreciation and
   amortization                        $44,053     $44,154
                                       -------     -------
Net Income:
  Gas Utility Services                  $2,013      $4,930
  Electric Utility Services             33,460      38,196
                                       -------     -------
  Net income                           $35,473     $43,126
                                       -------     -------
Capital Expenditures:
  Gas Utility Services                  $8,688     $12,052
  Electric Utility Services             42,688      58,280
                                       -------     -------
  Total capital expenditures           $51,376     $70,332

                         As of September 30    As of December 31
                           2000       1999           1999
                         --------   --------   -----------------
Identifiable Assets:
   Gas Utility Services   $143,847   $142,236           $143,161
   Electric Utility
    Services               755,198    746,739            751,598
                         ---------   --------          ---------
   Total identifiable
    assets                $899,045   $888,975           $894,759
                          --------   --------           --------

<F1>  The 2000 amounts include merger costs (see Note 4).

12.  New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SIGECO is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, SIGECO utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. In preparation for the implementation of this new statement, Vectren has formed a team to identify its contracts and its subsidiaries' contracts which could be subject to the new statement, develop required documentation, define relevant processes and information system needs and promote internal awareness of the requirements and potential effects of the new statement. While Vectren continues to analyze and follow the development of implementation guidelines, at this time, Vectren has not quantified the impact of adopting this statement on SIGECO's financial position or results of operations and is unable to predict whether the implementation of this accounting standard will be material to SIGECO's results of operations or financial position. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

13.  Reclassifications

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

                      Results of Operations

Net Income Applicable to Common Shareholders

Net income applicable to common shareholders was $16.8 million for the three months ended September 30, 2000. Net income applicable to common shareholders before merger related charges (see merger costs below) was $17.1 million for the three months ended September 30, 2000 as compared to net income applicable to common shareholders of $17.6 million for the same period in 1999.

Net income applicable to common shareholders was $27.2 million for the nine months ended September 30, 2000. Net income applicable to common shareholders before merger related charges was $38.3 million for the nine months ended
September 30, 2000 as compared to net income applicable to common shareholders of $37.5 million for the same period in 1999.

Net income applicable to common shareholders was $35.5 million for the twelve months ended September 30, 2000. Net income applicable to common shareholders before merger related charges was $46.6 million for the twelve months ended September 30, 2000 as compared to net income applicable to common shareholders of $43.1 million for the same period in 1999.

Electric Margin (Electric Operating Revenues Less Cost of
Fuel and Purchased Power)

Electric utility margin for the three months ended September 30, 2000 was $65.3 million compared to $63.8 million for the same period last year. Margin from sales to retail and firm wholesale customers rose $0.8 million compared to the year ago period on slightly higher average unit sales margins. Despite customer growth, these sales were flat due to weather 8 percent cooler than the prior year period. Margin from nonfirm wholesale sales to other utilities and power marketers increased $0.5 million during the current quarter. Sales to these customers increased 50 percent, however average unit sales margins were down 28 percent compared to the year ago period when warmer temperatures caused higher electric energy prices in the wholesale markets.

Electric utility margin for the nine months ended September 30, 2000 was $168.5 million compared to $164.5 million for the same period last year. For the nine month period ending September 30, 2000, a 42 percent increase in sales to other utilities and power marketers contributed an additional $4.6 million to electric margin, more than offsetting the impact of 4 percent fewer residential electric sales due to milder winter and summer temperatures.

Electric utility margin for the twelve-month period ended September 30, 2000, was $218.6 million compared to $209.3 million for the same period last year. The $9.3 million increase in margin reflected a $4.2 million increase in margin from nonfirm wholesale sales to other utilities and power marketers and a 3 percent increase in retail and firm wholesale electric sales primarily due to stronger industrial and commercial sales.

Total cost of fuel for electric generation and purchased power increased $2.3 million, or 7 percent, and $6.3 million, or 8 percent, for the three and nine month periods ended September 30, 2000, compared to the same periods one year ago due primarily to increased purchased power related to the greater sales to other utilities and power marketers.

Gas Margin (Gas Operating Revenues Less Cost of Gas)

Gas utility margin for the quarter ended September 30, 2000 was $4.9 million compared to $5.3 million for the same period last year despite slightly more favorable weather conditions and an 8 percent increase in total system throughput (combined sales and transportation volumes). The slightly lower margin reflects a decrease in average unit sales margins due to a less favorable sales mix.

Gas utility margin for the nine months ended September 30, 2000 was $21.6 million compared to $21.1 million for the same period in 1999. The increase is primarily attributable to the addition of new residential and commercial customers and growth in large commercial and industrial customer consumption.

Gas utility margin for the twelve months ended September 30, 2000 of $29.1 million was comparable to the same period last year.

SIGECO's rates for gas transportation generally provide for the same margins as are earned on the sale of gas under its applicable sales tariffs.

Total cost of gas sold increased $7.4 million, or 202 percent, $9.7 million, or 36 percent, and $9.6 million, or 24 percent, respectively, for the three, nine and twelve month periods ended September 30, 2000, compared to the comparable periods in 1999 due to significantly higher average per unit purchased gas costs. SIGECO is allowed full recovery of such changes in purchased gas costs from its retail customers through commission-approved gas cost adjustment mechanisms.

Operating  Expenses (excluding Cost of Fuel, Purchased Power  and
Cost of Gas)

Operation and maintenance expenses increased $2.6 million, or 11.4 percent, for the three months ended September 30, 2000 compared to the same period in 1999. The increase is attributable to additional general and administrative costs.

Operation and maintenance expenses increased $5.7 million, or 8.3 percent, for the nine months ended September 30, 2000 when compared to the same period a year ago. The nine month increase is also primarily attributable to higher general and administrative costs. Maintenance expense for the nine month period was comparable to the year ago period.

During the twelve-month period ended September 30, 2000, SIGECO's operation and maintenance expenses increased $7.2 million, or 7.7 percent, compared to the same period in 1999 for the reasons discussed above.

Depreciation and amortization expenses for the current three, nine and twelve month periods were comparable to the same periods one year ago.

Income taxes decreased $1.0 million, $4.1 million and $3.2 million, respectively, for the three, nine and twelve months ended September 30, 2000 when compared to the same periods one year ago due to lower taxable income.

Taxes other than income taxes increased slightly in all three periods primarily due to higher property tax expense, which is the result of additions to utility plant.

Merger Costs

Merger costs incurred by Vectren for the three, nine and twelve months ended September 30, 2000 totaled $0.9 million, $31.3 million and $31.3 million, respectively. These costs relate primarily to transaction costs, severance and other merger integration activities. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially complete by 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized. Merger costs expensed by SIGECO for the three, nine and twelve months ended September 30, 2000 totaled $0.4 million, $14.2 million and $14.2 million, respectively.

Other Income - Net

Other Income - Net decreased $0.5 million during the three months ended September 30, 2000 and increased $0.3 million and $1.5 million, respectively, for the nine and twelve months ended September 30, 2000, compared to the prior year periods. The decrease in the current quarter was due primarily to lower capitalized interest costs related to utility projects under construction. Higher miscellaneous and interest income during the current nine and twelve month periods were the primary reasons for the respective increases in those periods.

                     Other Operating Matters

Operation of Warrick Generating Station

On August 21, 2000, SIGECO announced that no later than April 18, 2001, Alcoa will begin operating the Warrick Generating Station. In 1956, arrangements were made for SIGECO to operate the Warrick Generating Station as an agent for Alcoa. Three generating units at the plant are owned by Alcoa. SIGECO owns the fourth unit equally with Alcoa. The operating change will have no impact on SIGECO's generating capacity and is not expected to have any negative impact on SIGECO's financial results. Additionally, SIGECO will retain Alcoa as a wholesale power and transmission services customer. Planning of the plant operations transition is underway.

                      Environmental Matters

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform NOx emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990.
Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA. On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay. Following this decision, on August 30, 2000, the D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Clean Air Act (the Act) of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million complying with the order. In the event that SIGECO is required to install system-wide NOx emission control equipment, as a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station would be included in the $160 million expenditure previously discussed.

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

                  New Accounting Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS 133 requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SIGECO is required to adopt SFAS No. 133 no later than January 1, 2001. In certain of its operations, SIGECO utilizes derivative instruments to manage pricing decisions, minimize the risk of price volatility, and minimize price risk exposure in the energy markets. In preparation for the implementation of this new statement, Vectren has formed a team to identify and analyze its contracts which could be subject to the new statement, develop required documentation, define relevant processes and information system needs and promote internal awareness of the requirements and potential effects of the new statement. While Vectren continues to analyze and follow the development of implementation guidelines, at this time, Vectren has not quantified the impact of adopting this statement on SIGECO's financial position or results of operations and is unable to predict whether the implementation of this accounting standard will be material to SIGECO's results of operations or financial position. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                 Liquidity and Capital Resources

SIGECO's capitalization objectives are 45-60 percent common and preferred equity and 40-55 percent permanent debt. These objectives may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operations. SIGECO's common equity component was 52 percent of its total capitalization at September 30, 2000.

New construction and normal system maintenance and improvements needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for fiscal 2000 are estimated at approximately $50 million, of which $37.8 million have been expended through September 30, 2000. For the twelve months ended September 30, 2000, capital expenditures totaled $51.4 million.

SIGECO has $66.0 million of short-term borrowing capacity, of which $43.0 million was available at September 30, 2000.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled.

                      Financing Activities

SIGECO expects the majority of its capital expenditure requirements and debt security redemptions to be provided by internally generated funds.

SIGECO's credit rating on outstanding debt at September 30, 2000 was AA/Aa2. Effective October 2000, the credit rating on SIGECO's outstanding debt was lowered to A/A1.

Cash required for financing activities of $10.9 million for the nine months ended September 30, 2000 includes $10.7 million of additional net borrowings offset by $21.4 million of dividends. Cash required for financing activities of $28.5 million for the twelve months ended September 30, 2000 includes $29.5 million of dividends.

Cash required for investing activities of $41.1 million for the nine months ended September 30, 2000 includes $37.8 million of capital expenditures. Cash required for investing activities of $55.4 million for the twelve months ended September 30, 2000 includes $51.4 million of capital expenditures.

                   Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to, Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause SIGECO's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. As of September 30, 2000, management believes exposure from these positions was not material.

Exposure to electricity market price risk results from the use of forward contracts to effectively manage the supply of, and demand for, the generation capability of SIGECO's generating plants related to its wholesale power marketing activities. SIGECO is not currently exposed to market risks for purchases of electric energy power and natural gas for its retail customers due to current Indiana regulations which allow for recovery of such purchases through SIGECO's fuel and natural gas cost adjustment mechanisms. A 1999 generic order issued by the IURC established new guidelines for the recovery of purchased electric power costs through the fuel adjustment clauses.
This order was appealed by the Indiana Office of the Utility Consumer Counselor (OUCC). On August 9, 2000, the
IURC approved a settlement between SIGECO and the OUCC which resolved all issues between SIGECO and the OUCC regarding the IURC's generic order and dismissed the OUCC's appeal. The settlement covers the period through March 31, 2001. The parties have agreed to attempt to negotiate an agreement covering future periods. The settlement provides a price cap on the recovery from retail electric customers of purchased power costs incurred by SIGECO during normal economic dispatch conditions and provides for 85 percent recoverability of purchased power costs incurred during unplanned forced outages. SIGECO does not anticipate the potential limitation of recoverability of its purchased power costs to be material under this settlement.

SIGECO is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

At September 30, 2000, SIGECO was not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates, or interest rates.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 8 of the Notes to Financial Statements for discussion of the litigation matters relating to USEPA allegations that SIGECO violated the Clean Air Act.

Item 4.        Submission of Matters to a Vote of
               Security Holders

               None

Item 6.        Exhibits and Reports on Form 8-K

Exhibits

27             Financial Data Schedule, filed herewith.

Reports on Form 8-K

None


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       SOUTHERN INDIANA GAS AND ELECTRIC
                       COMPANY
                       Registrant



  November 14, 2000    /s/ M. Susan Hardwick
                       M. Susan Hardwick
                       Vice President and Controller



  November 14, 2000    /s/ Jerome A. Benkert
                       Jerome A. Benkert
                       Executive Vice President and
                       Chief Financial Officer