Form 10-K405
period 2000-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2001-03-30
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K


         X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2000

                               OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________ to ________

                   Registrant, State of
 Commission           Incorporation;             IRS Employer
 File Number   Address and Telephone Number   Identification No.
------------  -----------------------------  ------------------

                 Southern Indiana Gas and
   1-3553            Electric Company             35-0672570
                 (An Indiana Corporation)
                  20 N. W. Fourth Street
                   Evansville, Indiana
                        47741-0001
                      (812) 465-5300

Securities registered pursuant to Section 12(b) of the Act:

                          Title of each     Name of each exchange
      Registrant              class          on which registered
----------------------    --------------   ----------------------
Southern Indiana Gas      None
and Electric Company

Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each
                            Title of           exchange on which
     Registrant            each class             registered
--------------------    -----------------    --------------------
                        Cumulative              New York Stock
Southern Indiana Gas    Preferred Stock,           Exchange
and Electric Company    $100 Par Value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing
requirements for the past 90 days: Yes   X   No

At January 30, 2001, the aggregate market values of Southern
Indiana Gas and Electric Company Cumulative Preferred Stock, $100
Par Value, 163,895 shares, held by non-affiliates was $13,812,650.

As of March 21, 2001, the number of shares outstanding of the Registrant's classes of common stock were:

Southern Indiana Gas and         Common stock, no par value,
Electric Company:                15,754,826 shares outstanding
                                 and held by Vectren Corporation

               Documents Incorporated by Reference

Certain information in Vectren Corporation's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 16, 2001, is incorporated by reference in Part III of this Form 10-K.

                         Table of Contents
Item                                                        Page
Number                                                      Number
                              Part I
    1    Business                                           2
    2    Properties                                         7
    3    Legal Proceedings                                  8
    4    Submission of Matters to Vote of Security
         Holders                                            8

                              Part II

    5     Market for Registrant's Common Equity
            and Related Security Holder Matters             8
    6     Selected Financial Data                           9
    7     Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9
    7A    Qualitative and Quantitative Disclosures of
           Market Risks                                     15
    8     Financial Statements and Supplementary Data       16
    9     Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure           37

                             Part III

   10     Directors and Executive Officers of
            the Registrants                                 38
   11     Executive Compensation                            38
   12     Security Ownership of Certain Beneficial
            Owners and Management                           43
   13     Certain Relationships and Related
            Transactions                                    44

                              Part IV

   14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                             45
          Signatures                                        48

                             PART I

ITEM 1.  BUSINESS


Southern Indiana Gas and Electric Company (SIGECO) is an operating public utility incorporated June 10, 1912, under the laws of the State of Indiana and is a wholly owned subsidiary of Vectren Corporation (Vectren). During 2000, SIGECO had two operating segments: (1) Electric Utility Services and (2) Gas Utility Services. The Electric Utility Services segment generates, transmits, distributes and sells electricity to Evansville, Indiana, and 74 other cities, towns and communities, and adjacent rural areas; and in periods of under utilized capacity, excess electricity is sold to other wholesale customers, cities and municipalities. The Gas Utility Services segment distributes, transports and sells natural gas to Evansville, Indiana and 64 communities in ten counties in southwestern Indiana.

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc.(SIGCORP), SIGECO's former parent company. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests. Prior to March 31, 2000, all of the outstanding shares of common stock of the company were owned by SIGCORP. The merger did not affect SIGECO's preferred stock or debt securities.

Information  regarding  SIGECO's operating  segments  is  included  in
Note 15 of SIGECO's financial statements included under Item 8 Financial Statements and Supplementary Data.

The principal industries served by SIGECO include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products and coal mining.


Electric Utility Services

Overview

Electric Utility Services supplied electric service to 132,340 Indiana customers (114,946 residential, 17,207 commercial, 187 industrial) during 2000. This represents customer base growth of approximately 5 percent over the previous year. At December 31, 2000, SIGECO was obligated to provide for firm power commitments to the City of Jasper, Indiana and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group (ECAR).

Revenues

For the year ended December 31, 2000, electricity sales totaled 7,524,700 megawatt hours, resulting in revenues of approximately $336.4 million. Residential customers provided 27.6 percent of 2000 revenues; industrial 24.6 percent; commercial 21.9 percent; other wholesale 16.4 percent; municipals and cities 7.0 percent; and other 2.5 percent.

Generating Capacity

Installed generating capacity as of December 31, 2000 was rated at 1,256 megawatts (MW). Coal-fired generating units provide
1,041 MW of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215 MW.

In addition to its generating capacity, electric Utility Services has 50 MW available under firm contracts and 120 MW available under interruptible contracts. New peaking capacity of 80 MW is under development and will be available for summer peak in 2002. This new generating capacity will be fueled by natural gas.


Electric Utility Services has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, providing an ability to simultaneously interchange approximately 750 MW.

Total load, including its firm power commitments to the City of Jasper, Indiana, for each of the years 1996 through 2000 at the time of the system summer peak, and the related reserve margin, are presented below.

Date of Summer Peak Load 8-21-96   7-14-97 7-21-98   7-6-99  8-17-00
                          -------  -------  -------  ------  -------
Total Load at Peak          1,053    1,086    1,140   1,230    1,212

Generating Capability
  (MW)                      1,236    1,236    1,256   1,256    1,256
Firm Purchase Supply            -        -        -       -       50
Interruptible Contracts         -        -        -      95      120
                          -------  -------  -------  ------  -------
Total Power Supply
  Capacity                  1,236    1,236    1,256   1,351    1,426

Reserve Margin at Peak        15%      12%       9%      9%      15%


The winter peak load of the 1999-2000 season of approximately 873
MW occurred on January 25, 2000 and was 4.6% higher than the previous winter peak load of approximately 834 MW which occurred on January 5, 1999.

Through March 2001 and since 1956, SIGECO, primarily as agent of ALCOA Generating Corporation (AGC), operated the Warrick Generating Station, a coal-fired steam electric plant which interconnects with SIGECO's system and provides power for ALCOA, INC.'s (ALCOA) Warrick Operations, which includes aluminum smelting and fabricating facilities. Of the four turbine generators at the plant, Warrick Units 1, 2 and 3, with a capacity of 144 MW each, are owned by AGC. Warrick Unit 4, with a rated capacity of 270 MW, is owned by SIGECO and AGC as tenants in common, each having shared equally in the cost of construction and sharing equally in the cost of operation and in the output. On August 21, 2000, SIGECO announced that no later than April 18, 2001, ALCOA would begin operating the Warrick Generating Station. The operating change will have no impact on generating capacity and is not expected to have any negative impact on Electric Utility Services financial results. Additionally, ALCOA will be retained as a wholesale power and transmission services customer. Transition of the plant operations was completed in March 2001.

Electric Utility Services maintains a 1.5 percent interest in the Ohio Valley Electric Corporation (OVEC). The OVEC is comprised of 15 electric utility companies, including SIGECO, that supplies power requirements to the United States Department of Energy's
(DOE) uranium enrichment plant near Portsmouth, Ohio. The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. The proceeds from the sale of power by OVEC are designed to be sufficient to meet all of its costs and to provide for a return on its common stock. The DOE is currently decreasing production at the Portsmouth plant, and as a result, Electric Utility Services' 1.5 percent interest in the OVEC makes available approximately 23 MW of capacity, in addition to its generating capacity, for use in other Electric Utility Services operations.

Fuel Costs

Electric generation for 2000 was fueled by coal (99.0 percent) and natural gas (1.0 percent). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana strip mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of Vectren. Approximately 2.6 million tons of coal were purchased for generating electricity during 2000. Of this tonnage, Vectren Fuels, Inc supplied 47 percent.

The average cost of all coal consumed in generating electrical energy decreased substantially subsequent to 1996 . This decrease results from the buy out of long-term contracts, enabling the purchase of lower-priced spot market coal and the purchase of lower priced coal from Vectren Fuels, Inc. The average cost of all coal consumed in generating electrical energy for the years 1996 through 2000 was as follows:

                                             Average Cost
                Average Cost  Average Cost      Per Kwh
       Year        Per Ton      Per MMBTU     (In Mills)
     --------   ------------  ------------   -------------
       1996          26.01          1.16         12.40
       1997          20.75          0.91          9.80
       1998          21.34          0.94          9.97
       1999          21.88          0.96         10.13
       2000          22.49          0.98         10.39

Research and Development

Electric Utility Services participates with seven other utilities and 31 other affiliated groups located in eight states comprising the east central area of the United States, in the East Central Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability. Additionally, SIGECO is one of a number of transmission owners who are members of the Midwest Independent System Operator (MISO) which is a regional transmission organization established to ensure the dependable and efficient transmission of electric energy among transmission utilities located in the midwestern United States. The MISO expects to be in commercial operation no later than December 15, 2001.

Regulatory Matters

Changes in prices for electricity are determined primarily by market prices for fuel for electric generation and purchased power. Operations with regards to rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the Indiana Utility Regulatory Commission (IURC).

Adjustments to rates and charges related to the cost of fuel and the net energy cost of purchased power charged to Indiana customers are made through fuel cost adjustment procedures established by Indiana law and administered by the IURC. Fuel cost adjustment procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for future quarters. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of fuel and purchased power in a given quarter. The order provides that any over- or underrecovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses. An earnings test is the principal restriction to recovery of fuel cost increases. Such recovery is not allowed to the extent that total operating income for the 60-month period including the twelve-month period provided in the fuel cost adjustment filing exceeds the total operating income authorized by the IURC during the same 60-month period. For the period 1998 through 2000, the earnings test has not affected the company's ability to recover fuel costs, and the company does not anticipate the earnings test will restrict the recovery of fuel costs in the near future. (See Note 13 of SIGECO's financial statements included in Item 8 Financial Statements and Supplementary Data regarding negotiations with the IURC and the Indiana Office of Utility Consumer Counselor (OUCC) on purchased power costs).

Environmental Matters

SIGECO is subject to federal, state and local regulations with respect to environmental matters, principally air, solid waste and water quality. Pursuant to environmental regulations, the company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build.
Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2) and nitrogen oxides (NOx). Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities. Because of the scope and complexity of these regulations, the company is unable to predict the ultimate effect of such regulations on its future operations, nor is it possible to predict what other regulations may be adopted in the future. The company intends to comply with all applicable governmental regulations, but will contest any regulation it deems to be unreasonable or impossible.

Refer to Note 12 of SIGECO's financial statements included in
Item 8 Financial Statements and Supplementary Data for further discussion of the company's Clean Air Act Compliance Plan and the USEPA's lawsuit against SIGECO for alleged violations of the Clean Air Act. Refer also to the Liquidity and Capital Resources section of Management's Discussion and Analysis included in Item 7 for the planned associated costs.

Gas Utility Services

Revenues and Customers

SIGECO supplies natural gas service to 110,564 customers, including 100,646 residential, 9,707 commercial and 211 contract customers.

For the year ended December 31, 2000, Gas Utility Services' revenues were approximately $109 million of which residential customers provided 53 percent, commercial 20 percent, contract 6 and other 21 percent.

Gas Utility Services may earn gas revenues by selling gas directly to residential and commercial customers at approved rates or by transporting gas through its pipelines at approved rates to contract customers that have purchased gas directly from other producers, brokers or marketers. Gas provided to both sales and transportation customers (throughput), totaled approximately 35,600 MDth for the year ended December 31, 2000. Transported gas represented 63 percent of total throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, SIGECO owns and operates three underground gas storage fields with an estimated ready delivery from storage of 3.9 million Dth of gas. Natural gas purchased from suppliers is injected into these storage fields during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement the contracted volumes during periods of peak requirements. Approximately 119,000 Dth of gas per day can be withdrawn from the three storage fields during peak demand periods on the system.

Gas Purchases

In 2000, SIGECO purchased 13,519 MDth volumes of gas at an average cost of $5.09 per MDth from multiple suppliers. This compares to the average cost of gas per MDth purchased in prior years as follows: $3.47 in 1996, $3.25 in 1997, $3.22 in 1998, and $3.10 in 1999.

Regulatory Matters
Gas operations with regard to rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters are regulated by the IURC.

Adjustments to rates and charges related to the cost of gas charged are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. GCA procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters of any variances between estimated and actual
costs of gas sold in a given quarter.   This reconciliation
process with regard to changes in the cost of gas sold closely matches revenues to expenses. The IURC has also applied the statute authorizing the GCA procedures to reduce rates when necessary so as to limit net operating income to the level authorized in its last general rate order. An earnings test operates in conjunction with GCA procedures. Recovery of gas costs is not allowed to the extent that total operating income for a 60-month period, including the twelve-month period provided in the gas cost adjustment filing, exceeds the total operating income authorized by the IURC. For the period 1998 through 2000, the earnings test has not affected the company's ability to recover gas costs, and the company does not anticipate the earnings test will restrict the recovery of gas costs in the near future.

SIGECO's rate structure does not include a weather normalization-type clause whereby it would be authorized to recover the gross margin on sales established in their last general rate case, regardless of actual weather patterns.

Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce earnings from retail electric and gas sales. Currently, several states have passed legislation that allows electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Indiana also has not adopted any regulation requiring gas choice except for large volume customers.

Personnel

SIGECO's network of gas and electric operations directly involves
779 employees.

On July 31, 2000, SIGECO signed a new four-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers. The new agreement provides a 3 percent wage increase for each year in addition to improvements in health care coverage, retirement benefits and incentive pay.

On October 4, 1999, SIGECO signed a new two-year labor contract, ending September 23, 2001, with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The contract provides for annual wage increases of 3 percent and improvements in health care coverage costs and pension and other benefits.

ITEM 2.  PROPERTIES

Electric Utility Services
SIGECO's installed generating capacity as of December 31, 2000 was rated at 1,256 MW. SIGECO's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 135 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. SIGECO's gas-fired turbine peaking units are: the 80 MW Brown Gas Turbine located at the Brown Station; two Broadway Gas Turbines located in Evansville, Indiana, with a combined capacity of 115 MW; and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW.
The Brown and Broadway turbines are also equipped to burn oil. Total capacity of SIGECO's five gas turbines is 215 MW, and they are generally used only for reserve, peaking or emergency purposes.

SIGECO's transmission system consists of 826 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,014,190 kilovolt amperes (Kva). The electric distribution system includes 3,196 pole miles of lower voltage overhead lines and 245 trench miles of conduit containing 1,423 miles of underground distribution cable. The distribution system also includes 94 distribution substations with an installed capacity of 1,803,878 Kva and 49,832 distribution transformers with an installed capacity of 2,255,483 Kva.

Gas Utility Services
SIGECO owns and operates three underground gas storage fields with an estimated ready delivery from storage capability of 3.9 million Dth of gas with daily delivery capabilities of 119,000
Dth.

SIGECO's gas delivery system includes 2,921 miles of distribution and transmission mains.


Property Serving as Collateral
SIGECO's properties are subject to the lien of the First Mortgage
Indenture dated as of April 1, 1932 between SIGECO and Bankers
Trust Company, New York, as Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

SIGECO is involved in various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the matters described in Note 12 of SIGECO's financial statements included in Item 8 Financial Statements and Supplementary Data regarding the Clean Air Act, there are no legal proceedings pending against SIGECO that could be material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter to a vote of security holders.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

Market Price
All of the outstanding shares of SIGECO's common stock is owned by Vectren at December 31, 2000. SIGECO's common stock is not traded.

As of December 31, 2000, there are no outstanding options or warrants to purchase SIGECO's common stock or securities convertible into SIGECO's common stock. Additionally, SIGECO has no plans to publicly offer any of its common equity.

Dividends
Dividends on shares of common stock are payable out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on financial condition, results of operations, capital requirements and other factors.

During 2000, the company paid dividends to Vectren of $7.5 million, $7.3 million, $7.3 million and $6.5 million in the first, second, third and fourth quarters, respectively.

During 1999, the company paid dividends to Vectren of $7.8 million, $7.8 million, $7.8 million and $7.9 million in the first, second, third and fourth quarters, respectively.

Dividend Restrictions
The mortgage indenture and the terms of preferred stock of SIGECO contained in its articles of incorporation could limit the ability of SIGECO to pay dividends to Vectren. Under the applicable provisions, SIGECO may pay dividends on common stock from accumulated surplus earned subsequent to 1947 to the extent this surplus exceeds two times the annual dividend requirements on preferred stock. The amount restricted against cash dividends on common stock at December 31,2000 under the restriction based on annual dividend requirements was $1,925,951, leaving $251,630,083 unrestricted for the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information. The information should be read in conjunction with the company's financial statements and notes thereto presented under Part II,
Item 8 of this Form 10-K.

Year Ended December 31
(in thousands)                  2000<F1>      1999       1998
----------------------          --------     -------    -------
Operating Revenues           $   445,693  $  375,781 $  364,666
Operating Income             $    56,268  $   63,425 $   62,002
Net Income Before Preferred
  Stock Dividends            $    41,048  $   46,768 $   43,542
Net Income Applicable to
Common Shareholder           $    40,031  $   45,690 $   42,447
Total Assets                 $   951,314  $  894,759 $  881,912
Cumulative Redeemable and
Special Preferred Stock      $     5,876  $    8,192 $    8,308
Long-Term Obligations        $   240,915  $  240,915 $  170,915


Year Ended December 31
(in thousands)                             1997         1996
-----------------------                   -------      -------
Operating Revenues                      $ 358,106   $  372,730
Operating Income                        $  62,912   $   61,041
Net Income Before Preferred Stock
  Dividends                             $  45,363   $   42,841
Net Income Applicable to Common
  Shareholder                           $  44,266   $   41,744
Total Assets                            $ 864,463   $  852,325
Cumulative Redeemable and Special
  Preferred Stock                       $   8,424   $    8,424
Long-Term Obligations                   $ 239,420   $  252,114

<F1>  Merger and integration related costs incurred for the year ended December 31, 2000 totaled $14.1 million, or $11.0 million after tax. These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Income
Net income applicable to common shareholder was $40.0 million for the year ended December 31, 2000. Net income applicable to common shareholder before merger and integration costs of $14.1 million, or 11.0 million after tax, was $51.0 million for the year ended December 31, 2000, as compared to net income of $45.7 million and $42.4 million for 1999 and 1998, respectively. (See merger and integration costs below.)

Utility Margin (Utility Operating Revenues Less Cost of Gas, Cost of Fuel and Purchased Power)
Electric margin increased $9.7 million, or 5 percent, to $224.3 million for the twelve-month period in 2000 compared to the same period in 1999. Although unit prices were lower than in 1999, sales to the wholesale energy markets contributed $4.4 million of the margin increase with volumes up 39 percent for 2000 compared to 1999. Additionally, the impact of much colder temperatures on electric heating sales and a 5 percent growth in commercial customers contributed to the 2000 electric margin increase. Mild
summer temperatures impacted both 2000 and 1999.   Retail and
firm wholesale electric sales for 2000 increased 2 percent and total electric sales increased 8 percent.

Electric utility margin for the year ended December 31, 1999 was $214.6 million, compared to $208.3 million for the prior year. The $6.4 million increase in margin reflects a 5 percent increase in retail and firm wholesale electric sales primarily due to stronger industrial and commercial sales and a $1.0 million increase in margin from sales to other wholesale customers. Although sales to other wholesale customers declined 17 percent in 1999 due to milder summer temperatures which eased demand in these markets, several new sales contracts produced higher average unit sales prices to these customers.

A 1 percent increase in electric generation and higher per unit coal costs resulted in a $3.5 million, or 5 percent, increase in fuel costs for electric generation for 2000 compared to the prior year. Fuel costs for electric generation increased $3.3 million, or 5 percent, in 1999.

Although SIGECO's sales of electric energy to other wholesale customers are provided primarily from otherwise unutilized capacity, SIGECO's purchases of electricity from other utilities for resale to other wholesale customers typically represent the majority of SIGECO's total purchased electric energy costs. The 39 percent increase in sales to other wholesale customers combined with higher average market prices caused purchased electric energy costs to increase $15.6 million, or 75 percent, for the year ended December 31, 2000 compared to 1999. During 1999, total purchases of electric energy declined 13 percent due to the 17 percent decline in sales to wholesale customers, however higher average market prices for energy purchased resulted in total costs remaining comparable to 1998 costs.

Gas margin increased $1.8 million to $30.4 million, or 6 percent, compared to the twelve-month period in 1999. The increase reflects 12 percent (4 MMDth) greater throughput (combined sales and transportation) due to much colder temperatures during 2000 than in 1999. Although temperatures were 7 percent warmer than normal for the year, temperatures during 2000 were 13 percent colder than in 1999 causing residential and commercial sales to rise 11 percent and 14 percent, respectively.

In 1999, gas utility margin was $28.6 million, as compared to $27.2 million for the prior year. The 1999 increase is primarily attributable to weather being 8 percent colder than the previous year and the addition of new residential and commercial customers.

Total cost of gas sold was $78.9 million in 2000 and $39.6 million in 1999 and 1998. Total cost of gas sold increased $39.3 million, or 99 percent, for the year ended December 31, 2000 compared to 1999, primarily due to significantly higher average per unit purchased gas costs. The total average cost per Dth of gas purchased was $5.09 in 2000, compared to $3.10 in 1999. The price changes are due primarily to changing commodity costs in the marketplace. Decreases in the average per unit cost of gas sold in 1999 as compared to 1998 more than offset the impact of the increased throughput, making costs of gas sold in 1999 comparable to 1998.

Commodity prices for natural gas purchases during the last six months of 2000 unexpectedly increased significantly, primarily due to the expectation of a colder winter, which led to increased demand and tighter supplies. SIGECO is allowed full recovery of such charges in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. In 2001, SIGECO may experience higher working capital requirements, increased expenses, including unrecoverable interest costs and uncollectibles, and possibly some level of price sensitive reduction in volumes sold.

Operating Expenses
SIGECO's operations and maintenance expenses increased $7.4 million, or 8 percent, for the year ended December 31, 2000, compared to the same period in 1999. The increase is primarily attributable to higher general and administrative costs.

Operations and maintenance expenses rose $2.3 million, or 2 percent, for 1999 as compared to 1998. This increase results from increased compensation and benefits and other general operation expenses, offset by lower maintenance costs.

Depreciation and amortization decreased $ 1.7 million, or 4 percent, and increased $ 2.5 million, or 6 percent, for the years ended December 31, 2000 and 1999, respectively. The decrease in 2000 is primarily attributable to the contribution of certain information systems and equipment to a wholly owned subsidiary of SIGECO's parent, Vectren Corporation. The increase in expense over 1998 reflects depreciation of normal additions of utility plant.

Federal and state income taxes declined $1.6 million in 2000, compared to 1999 due primarily to $7.3 million lower pre-tax earnings, partially offset by a higher effective tax rate resulting from the non-deductibility of certain merger costs. Federal and state income taxes increased $1.4 million, or 6 percent during 1999 compared to 1998 due primarily to higher pre-tax income in 1999.

Taxes other than income taxes for 2000 and 1999 were comparable to the prior periods.

Merger and Integration Costs
Merger and integration costs incurred for the year ended December 31, 2000 totaled $14.1 million ($11.0 million after tax). These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Other Income
Other income increased $ 1.6 million and $.9 million, respectively, for the years ended December 31, 2000 and 1999 due primarily to increased additional funds used during construction (AFUDC) of utility plant. The increase in 1999 related to capitalized interest was partially offset by the loss of other income resulting from sales of emission allowance credits under a five year contract ending in 1998. Other income from Emission allowance credits sold in 1998 approximated $1.4 million.

Other Operating Matters

Operation of Warrick Generating Station
On August 21, 2000, SIGECO announced that no later than April 18, 2001, ALCOA,INC. (ALCOA) would begin operating the Warrick Generating Station. In 1956, arrangements were made for SIGECO to operate the Warrick Generating Station as an agent for ALCOA. Three generating units at the plant are owned by ALCOA. SIGECO owns the fourth unit equally with ALCOA. The operating change will have no impact on SIGECO's generating capacity and is not expected to have any negative impact on the company's financial results. Additionally, SIGECO will retain ALCOA as a wholesale power and transmission services customer. Transition of the plant operations was completed in March 2001.

Realignment
Effective January 1, 2001, the SIGECO's operations were reorganized into two primary business units, Energy Delivery and Power Supply.

Environmental and Regulatory Matters
See Notes 12 and 13 in SIGECO's financial statements included in
Item 8 Financial Statements and Supplementary Data regarding matters affecting operations including purchased power costs recovery and Clean Air Act compliance.

New Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. SIGECO has completed the process of identifying all derivative instruments, determining fair market values of these derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. As a result of the successful completion of this process, SIGECO adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

A limited number of SIGECO's contracts are defined as derivatives under SFAS 133. These derivatives are forward physical contracts for the purchase and sale of electricity by power marketing operations. The cumulative impact of the adoption of SFAS 133 on January 1, 2001 is an earnings gain of approximately $6.3 million.

Liquidity and Capital Resources

SIGECO's capitalization objectives are 40-55 percent permanent capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. SIGECO's common equity component was 52 percent of its total capitalization, including current maturities of long-term debt and adjustable rate bonds subject to tender, at December 31, 2000 and 1999.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. During 2000, however, short-term borrowings related to working capital requirements were greatest during the last six months of the year due to the higher natural gas costs.

Cash Flow From Operations

SIGECO's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $66.3 million, $110.1 million and $88.4 million in 2000, 1999 and 1998 respectively.

Cash provided by operations decreased during 2000 as compared to 1999 by approximately $43.8 million. The decrease is primarily attributable to merger and integration costs causing lower net income, increased recoverable fuel and natural gas costs and increased working capital requirements resulting from higher natural gas costs. The increase of 1999 cash flow from operations as compared to 1998 of approximately $21.7 million is primarily attributable to lower inventories in storage at year end and increased net income.

Capital Expenditures and Other Investing Activities
Cash required for investing activities was $52.7 million for the year ended December 31, 2000. This is an decrease of approximately $9.0 million over prior year due primarily to increased expenditures in 1999 for the design and implementation of several comprehensive information systems necessary to meet expanding customer needs and to better manage resources. This expenditure was also the primary reason 1999 investing activities exceeded 1998 levels.

New construction and normal system improvements needed to provide service to a growing customer base will continue to require substantial capital expenditures. Additionally, during the four year period 2001 through 2004, construction costs for NOx emissions control equipment are estimated to total approximately $160 million. Capital expenditures for the five year period 2001
- 2005 are as follows (in millions):

2001      $   96.5
2002          84.8
2003          83.4
2004          62.4
2005          73.6
  Total   $  400.7

The above projected expenditures include the following:
- Expenditures for NOx compliance of approximately $40 million in 2001, $30 million in 2002, $55 million in 2003 and $35 million in 2004.
- Expenditures for an 80-megawatt gas combustion turbine generator of $20 million in 2001 and $13 million in 2002.
- Expenditures for additional generation assets of approximately $40 million in 2005.

Financing Activities
Cash flow required for financing activities of $12.4 million for the year ended December 31, 2000 includes $16.8 million of additional net borrowings offset by $32.0 million of dividends on shares of common and preferred stock and reductions in preferred stock.

Cash required for financing activities in 1999 increased $16.7 million compared to 1998 requirements. The increase is primarily the result of internally generated funds used to pay down short term borrowings. The decrease in short term borrowings was partially offset by the issuance of long term notes payable.

On March 1, 2000, the interest rate on $31.5 million of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2025, was changed from 3.00 percent to 4.30 percent. The new interest rate was fixed through February 28, 2001. Also on March 1, 2000, the interest rate on $22.2 million of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2020, was changed from 3.05 percent to 4.45 percent. The new interest rate was also fixed through February 28, 2001. For financial statement presentation, the $53.7 million of Adjustable Rate Pollution Control bonds are shown as a current liability. The two series of bonds were re-set for a five-year period effective March 1, 2001 at 4.65 percent for the $31.5 million bonds and 5.00 percent for the $22.2 million bonds

SIGECO's  credit rating on outstanding debt at December 31,  2000 was A/A1.

At  December  31,  2000,  SIGECO had $63  million  of  short-term
borrowing   capacity  for  use  in  its  operations,   of   which
approximately $23 million was available.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES OF MARKET
          RISKS

SIGECO is exposed to market risks associated with interest
rates, commodity prices and counterparty risk.   The company
employs a variety of risk management policies to monitor and control these risks including the use of both derivative and non-derivative financial instruments. The company does not presently utilize financial instruments for trading or speculative purposes.

Interest Rate Risks
SIGECO attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings.
An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a maximum of 25 percent of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, there may be times during the business cycle that the guideline may be exceeded. At December 31, 2000, SIGECO's short-term debt, including adjustable rate bonds, represented 28 percent of the company's total debt portfolio, due primarily to increased working capital requirements resulting from higher purchased gas costs and increased customer consumption.

Commodity Price Risk
SIGECO utilizes contracts for the forward sale of electricity to effectively manage the utilization of its available generating capability. Such contracts include forward physical contracts for wholesale sales of its generating capability, during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. To minimize the risk related to these forward contracts, SIGECO may utilize call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand.

SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. These forward physical contracts expose SIGECO to electricity market price risk.

With respect to the provision of electric energy and natural gas to its retail customers in Indiana, SIGECO is permitted by statute to pass through its purchase costs to its customers. Regarding electric energy, this ability to pass through all costs is arguably limited to the fuel cost component of electric energy purchases and does not encompass demand costs. After issuance in 1999 of a generic order by the IURC regarding the recoverability of the cost of purchased electric power which resulted in appeals by certain parties, SIGECO and several other Indiana electric utilities entered into a settlement with the OUCC which sets a benchmark for the recoverability of such costs and provides assurance that regardless of the market cost of power during outage situations, SIGECO will be able to recoup the majority of its costs. The IURC approved the settlement in 1999 and thereby vacated its prior order and all litigation regarding the issue was terminated. This settlement has been extended through March 2002.

Counterparty Credit Risk
SIGECO is also exposed to counterparty credit risk when a supplier defaults upon a contract to pay or deliver the commodity. To mitigate risk, procedures to determine and monitor the creditworthiness of counterparties have been established.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           BALANCE SHEETS
                           (in thousands)

                                                   December 31
                                                2000        1999
                                               ---------  ----------
                   ASSETS

Utility Plant, at original cost:
  Electric                                    $1,175,552  $1,160,216
  Gas                                            160,872     156,918
                                              ----------  ----------
                                               1,336,424   1,317,134
  Less: accumulated depreciation and
   amortization                                  650,499     623,611
                                              ----------  ----------
                                                 685,925     693,523
  Construction work in progress                   52,582      45,393
                                              ----------  ----------
     Net utility plant                           738,507     738,916
                                              ----------  ----------
Current Assets:
  Cash and cash equivalents                        1,613         449
  Accounts receivables, less reserves of
    $2,639 and $2,138, respectively               49,554      34,738
  Accounts receivable from affiliated
    company                                       27,829       1,159
  Accrued unbilled revenues                       24,414      18,736
  Inventories                                     31,055      41,459
  Recoverable fuel and natural gas costs          28,703       5,585
  Other current assets                               312       5,306
                                              ----------  ----------
     Total current assets                        163,480     107,432
                                              ----------  ----------
Other Investments and Property:
  Environmental improvement fund held by
    trustee                                        1,056         996
  Nonutility property and other, net               1,960       1,627
                                               ---------   ---------
     Total other investments and property          3,016       2,623
                                               ---------   ---------
Other Assets:
  Regulatory assets                               33,443      34,027
  Deferred charges                                12,868      11,761
                                              ----------   ---------
     Total other assets                           46,311      45,788
                                              ----------  ----------
TOTAL ASSETS                                  $  951,314  $  894,759
                                              ==========  ==========

The accompanying notes to financial statements are an integral part of these statements.

             SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                           BALANCE SHEETS
                           (in thousands)

                                                    December 31
                                                  2000       1999
                                                ---------  ---------
     SHAREHOLDER'S EQUITY AND LIABILITIES

Capitalization:
Common Stock                                    $  78,258  $  78,258
Retained Earnings                                 258,877    256,312
                                                ---------  ---------
     Total common shareholder's equity            337,135    334,570
Cumulative nonredeemable preferred stock           11,090     11,090
Cumulative redeemable preferred stock               5,300      7,500
Cumulative special preferred stock                    576        692
Long-term debt, net of current maturities         237,799    238,282
                                                ---------  ---------
     Total capitalization, net of current
       maturities                                 591,900    592,134
                                                ---------  ---------
Commitments and Contingencies

Current Liabilities:
Current maturities of adjustable rate bonds
  subject to tender                                53,700     53,700
Short-term borrowings                              40,154     22,880
Accounts payable to affiliated company             11,486          -
Accounts payable                                   60,085     28,560
Dividends payable                                     144        117
Accrued taxes                                       9,956      8,408
Accrued interest                                    6,047      6,012
Refunds to customers                                3,543      5,375
Deferred income taxes                              11,295      2,427
Other accrued liabilities                          14,278     14,346
                                                ---------  ---------
      Total current liabilities                   210,688    141,825
                                                ---------  ---------
Deferred Credits And Other Liabilities:
  Deferred income taxes                           112,122    120,550
  Unamortized investment tax credits               15,944     17,372
  Accrued postretirement benefits other than
    pensions                                       14,054     12,041
  Accrued pensions                                  6,310      8,360
  Other                                               296      2,477
                                                ---------  ---------
     Total deferred credits and other
       liabilities                                148,726    160,800
                                                ---------  ---------
TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES       $951,314   $894,759
                                                =========  =========

 The accompanying notes to financial statements are an integral part of these statements.

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        STATEMENTS OF INCOME
                           (in thousands)

                                                Year Ended
                                                December 31
                                       ------------------------------
                                        2000       1999       1998
                                      ---------  ---------  ---------
OPERATING REVENUES:
  Electric revenues                   $ 336,409  $ 307,569  $ 297,865
  Gas revenues                          109,284     68,212     66,801
                                      ---------   --------   --------
      Total operating revenues          445,693    375,781    364,666
                                       --------   --------   --------
COST OF OPERATING REVENUES:
  Cost of fuel and purchased power      112,093     92,946     89,611
  Cost of gas                            78,903     39,612     39,627
                                       --------   --------   --------
      Total cost of operating
        revenues                        190,996    132,558    129,238
                                       --------   --------   --------
          Total margin                  254,697    243,223    235,428

OPERATING EXPENSES:
  Operations and maintenance            103,053     95,658     93,399
  Merger and integration costs           14,072          -          -
  Depreciation and amortization          43,214     44,868     42,401
  Income taxes                           24,832     26,428     25,035
  Taxes other than income taxes          13,258     12,844     12,591
                                       --------   --------   --------
     Total operating expenses           198,429    179,798    173,426
                                       --------   --------   --------
OPERATING INCOME                         56,268     63,425     62,002

OTHER INCOME -NET                         4,674      3,109      2,221
                                       --------   --------   --------
INCOME BEFORE INTEREST AND PREFERRED
 STOCK DIVIDEND                          60,942     66,534     64,223


INTEREST EXPENSE                         19,894     19,766     20,681
                                       --------   --------   --------
NET INCOME                               41,048     46,768     43,542

PREFERRED STOCK DIVIDEND                  1,017      1,078      1,095
                                       --------   --------   --------
NET INCOME APPLICABLE TO COMMON
  SHAREHOLDER                         $  40,031  $  45,690   $ 42,447
                                       ========   ========  =========

    The accompanying notes to financial statements are an integral part of these statements.

              SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                      STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                 Year Ended
                                                 December 31
                                         ----------------------------
                                             2000      1999      1998
                                         --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 41,048  $ 46,768  $ 43,542
  Adjustments to reconcile net income
    to net cash provided from
    operating activities:
     Depreciation and amortization         43,214    44,868    42,401
     Deferred income taxes and
       investment tax credits, net             13     3,396     2,665
     Allowance for other funds used
       during construction                (2,051)     (296)         -
     Changes in assets and liabilities:
        Receivables, net (including
          accrued unbilled revenues)     (47,163)   (5,183)     5,152
        Inventories                        10,404     5,201  (12,586)
        Recoverable fuel costs           (23,117)       346     3,198
        Regulatory assets                     584     1,435       970
        Accounts payable                   43,012       433     1,061
        Accrued taxes                       1,548     3,637   (1,153)
        Refunds to customers              (1,832)     3,219     1,000
        Other assets and liabilities          661     6,312     2,163
                                         --------  --------  --------
          Net cash flows from operating
            activities                     66,321   110,136    88,413
                                         --------  --------  --------
CASH FLOWS (REQUIRED FOR) FINANCING
 ACTIVITIES:
  Retirement of long-term debt                  -  (55,000)  (14,000)
  Proceeds from long-term debt                  -    80,000         -
  Dividends paid                         (29,656)  (32,380)  (30,188)
  Reduction in preferred stock            (2,316)     (116)     (116)
  Net change in short-term borrowings     16,791   (44,379)   13,588
  Other                                    2,773     3,393    (1,065)
                                         --------  --------  --------
     Net cash flows (required for)
       financing activities              (12,408)  (48,482)  (31,781)
                                         --------  --------  --------

  Construction expenditures (net of
    allowance for funds used
    during construction)                 (51,119)  (60,677)  (55,313)
  Change in nonutility property             (333)      (50)      (25)
  Other                                   (1,297)     (990)   (1,896)
                                         --------  --------  --------
    Net cash flows (required for)
      investing activities               (52,749)  (61,717)  (57,234)
                                         --------  --------  --------
Net increase (decrease) in cash and
  cash equivalents                          1,164      (63)     (602)

Cash and cash equivalents at beginning
  of period                                   449       512     1,114
                                         --------  --------  --------
Cash and cash equivalents at end of
  period                                 $  1,613  $    449  $    512
                                         ========  ========  ========

    The accompanying notes to financial statements are an integral part of these statements.


             SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                  STATEMENTS OF RETAINED EARNINGS
                           (in thousands)

                                               December 31
                                        2000      1999       1998
                                      --------  --------   ---------
  Balance Beginning of Period          $256,312  $241,924   $228,570
  Net Income                             41,048    46,768     43,542
                                       --------  --------   --------
                                        297,360   288,692    272,112

  Preferred Stock Dividends               1,017     1,078      1,095
  Common Stock Dividends                 28,639    31,302     29,093
                                       --------  --------   --------
                                         29,656    32,380     30,188

  Other                                     317         -          -

  Contribution of assets to parent      (9,144)         -          -
                                       --------  --------   --------
  Balance End of Period                $258,877  $256,312   $241,924
                                      ========  =========  =========

The accompanying notes to financial statements are an integral part of these statements

SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

NOTES TO FINANCIAL STATEMENTS

1.  Organization and Nature of Operations

Southern Indiana Gas and Electric Company (SIGECO) provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.

Vectren Corporation (Vectren) was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP), SIGECO's former parent company. On March 31, 2000, the merger of Indiana
Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares that has been accounted for as a pooling-of-interests. The merger did not affect SIGECO's preferred stock or debt securities. SIGECO operates as a separate wholly owned subsidiary of Vectren.

2.   Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $14.1 million. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized. At March 31, 2000, SIGECO accrued $12.4 million of merger and integration costs, and the accrual remaining for such costs at December 31, 2000 is $.5 million. In addition, during
2000, an additional $1.7 million of merger and integration costs were charged directly to expense. The merger integration activities will be substantially complete in 2001.

3.   Summary of Significant Accounting Policies

A.  Utility Plant and Depreciation
Utility   plant   is   stated  at  historical   cost,   including   an
allowance for the cost of funds used during construction. Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets.

The   average  depreciation  rates,  expressed  as  a  percentage   of
original cost, were 3.3 percent, 3.5 percent and 3.4 percent for the years ended December 31, 2000, 1999 and 1998, respectively.

SIGECO  follows  the  practice of charging  maintenance  and  repairs, including the cost of removal of minor items of property, to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to the accumulated provision for depreciation.

B.  Cash Flow Information
For  purposes  of  the  Statements of  Cash  Flows,  SIGECO  considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


Year Ended December 31
(in thousands)                   2000        1999       1998
                               ---------  ----------  ---------
Cash paid during the year for
  Interest (net of amount      $  17,506   $  15,437  $  18,484
    capitalized)
  Income taxes                    21,627      25,476     23,789

During 2000, SIGECO contributed computer software and hardware with a book value of approximately $9.1 million to Vectren as a special dividend. This transaction resulted in no gain or loss and is omitted from the Statement of Cash Flows.

C.  Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, SIGECO records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

D.  Earnings Per Share
Historical earnings per share are not presented as Vectren holds the common shares of SIGECO.

E.  Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.
These reclassifications have no impact on net income previously reported.

F.   Inventories
SIGECO accounts for inventories under the average cost method except for gas in underground storage which is accounted for under the last-in, first-out (LIFO) method.

At December 31 (in thousands)           2000        1999
                                        ------     ------
Fuel (coal and oil) for electric
  generation                         $   4,111   $  12,229
Materials and supplies                  15,022      13,352
Emission allowances                      3,860       4,437
Gas in underground storage - at
  LIFO cost                              8,062      11,441
Total inventories                    $  31,055   $  41,459

Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in underground storage exceeded LIFO cost at December 31, 2000 and 1999 by approximately $35 million and $12 million, respectively.

G. Refundable or Recoverable Gas Costs, Fuel for Electric Production and Purchased Power All metered gas rates contain a gas cost adjustment clause, which allows for adjustment in charges for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. SIGECO also collects through a quarterly rate adjustment mechanism the margin on electric sales lost due to the implementation of demand side management programs.

SIGECO records any adjustment clause under-or-overrecovery each month in revenues. A corresponding asset or liability is recorded until such time as the under-or-overrecovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers and the cost of fuel for electric generation is charged to operating expense when consumed.

H.  Allowance for Funds used During Construction
An allowance for funds used during construction (AFUDC), which represents the cost of borrowed and equity funds used for construction purposes, is charged to construction work in progress during the period of construction and included in other
- net on the Statements of Income.

The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

Year Ended December 31
 (in thousands)                     2000      1999      1998
                                --------  --------  --------
AFUDC - borrowed funds          $  1,817  $  2,508  $  1,465
AFUDC - equity funds               2,051       296         -
                                --------  --------  --------
Total AFUDC capitalized         $  3,868  $  2,804  $  1,465
                                ========  ========  ========

I.  Income Taxes
The liability method of accounting is used for income taxes under which deferred income taxes are recognized, at currently enacted income tax rates, to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities. Deferred investment tax credits are being amortized over the life of the related asset.

J.  Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

K.  Regulation
SIGECO is subject to regulation by the Indiana Utility Regulatory Commission (IURC). The wholesale energy sales of SIGECO are subject to regulation by the Federal Energy Regulatory Commission
(FERC). The accounting policies of SIGECO give recognition to the ratemaking and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

The following regulatory assets and liabilities are reflected in the financial statements:

At December 31 (in thousands)                 2000       1999
                                             ------     ------
Regulatory Assets:
  Demand side management programs          $  26,243  $  25,900
  Unamortized premium on reacquired debt       4,192      4,416
  Unamortized debt discount and expenses       2,886      2,456
  Other                                          122      1,255
  Regulatory assets in other assets           33,443     34,027
  Recoverable fuel and natural gas costs      28,703      5,585
  Total regulatory assets                  $  62,146  $  39,612

As of December 31, 2000, the recovery of $40.7 million of SIGECO's $ 62.1 million of total regulatory assets is reflected in rates charged to customers. The remaining $21.4 million of regulatory assets, which are not yet included in rates, represent SIGECO's demand side management (DSM) costs incurred after 1993. When SIGECO files its next electric base rate case, these costs will be included in rate base and requested to earn a return. Amortization of the costs over a period anticipated to be 15 years will be recovered through rates as a cost of operations.

Of the $40.7 million of regulatory assets currently reflected in rates, a total of $9.1 million is earning a return: $4.9 million of pre-1994 DSM costs and $4.2 million of unamortized premium on reacquired debt. The remaining recovery periods for the DSM costs and premium on reacquired debt are 11.5 years and 20 years, respectively. The remaining $31.6 million of regulatory assets included in rates, but not earning a return, are being recovered over varying periods: $7.1 million of fuel costs and $21.6 million of gas costs, over 12 months; and $2.9 million of unamortized debt discount and expense to be recovered over the lives of the related issues.

SIGECO's policy is to continually assess the recoverability of costs recognized as regulatory assets and the ability to continue to account for their activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, SIGECO believes such accounting is appropriate. If all or part of SIGECO's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, SIGECO would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

L.  New Accounting Pronouncement
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998. SIGECO has completed the process of identifying all derivative instruments, determining fair market values of these derivatives, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships. As a result of the successful completion of this process, SIGECO adopted SFAS 133 as of January 1, 2001.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes."

A limited number of SIGECO's contracts are defined as derivatives under SFAS 133.

SIGECO uses derivative and non-derivative forward contracts in its power marketing operations to effectively manage the utilization of its generation capability. Certain forward sales contracts are used to sell the excess generation capacity of SIGECO when demand conditions warrant this activity. These contracts involve the normal sale of electricity and therefore do not require fair value accounting under SFAS 133. Certain forward purchase and sale contracts entered into as part of "buy-sell" transactions with other utilities and power marketers are derivatives but do not qualify for hedge accounting. The mark to market impact of these derivatives upon adoption of SFAS 133 is reflected as part of the transition adjustment recorded to earnings on January 1, 2001. The cumulative impact of the adoption of SFAS 133 on January 1, 2001 is an earnings gain of approximately $6.3 million.

4.  Preferred Stock

Cumulative Preferred Stock
The amount payable in the event of involuntary liquidation of each series of the $100 par value preferred stock is $100 per share, plus accrued dividends. This nonredeemable preferred stock is callable at the option of SIGECO as follows: the 4.8% Series at $110 per share, plus accrued dividends; and the 4.75% Series at $101 per share, plus accrued dividends.

Cumulative Redeemable Preferred Stock
The Series has a dividend rate of 6.50% and is redeemable at $100 per share on December 1, 2002. In the event of involuntary liquidation of this series of $100 par value preferred stock, the amount payable is $100 per share, plus accrued dividends.

Cumulative Special Preferred Stock
The Cumulative Special Preferred Stock contains a provision which allows the stock to be tendered on any of its dividend payment dates.

5.   Long-Term Debt

First mortgage bonds and notes payable outstanding and classified as long-term are as follows:

At December 31 (in thousands)                     2000        1999
                                                -------     -------
First Mortgage Bonds due:
  2014, 4.60% Pollution Control Series A      $   22,500  $   22,500
Adjustable Rate Pollution Control:
  2015, Series A, presently 4.55%                  9,975       9,975
  2016, 8.875%                                    13,000      13,000
  2020, 4.40% Pollution Control Series B           4,640       4,640
Adjustable Rate Environmental Improvement:
  2023, Series B, presently 6%                    22,800      22,800
  2023, 7.60%                                     45,000      45,000
  2025, 7.625%                                    20,000      20,000
  2029, 6.72%                                     80,000      80,000
  2030, 4.40% Pollution Control Series B          22,000      22,000
                                                 -------     -------
Total first mortgage bonds                       239,915     239,915

Notes Payable:
  Tax Exempt, due 2003, 6.25%                      1,000       1,000
                                                 -------     -------
Total long-term debt outstanding                 240,915     240,915
Less: Maturities and sinking fund
        requirements                                   -           -
      Unamortized debt premium and discount,
        net                                      (3,116)     (2,633)
                                                 -------     -------
Total long-term debt and other obligations,
  net of current maturities                   $  237,799  $  238,282
                                                 =======     =======

Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2000 (in millions) are $0 in 2001, $0 in 2002, $1.0 in
2003, $0 in 2004, and $0 in 2005.

In addition to the obligations presented in the table above, SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO annually in March. If SIGECO's agent is unable to remarket any bonds tendered at that time, SIGECO would be required to obtain additional funds for payment to bondholders. For financial statement presentation purposes those bonds subject to tender in 2001 are shown as current liabilities. The two series of bonds will be re-set for a five-year period effective March 1, 2001.

The annual sinking fund requirement of SIGECO's first mortgage bonds is 1 percent of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. SIGECO intends to meet the 2001 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2001 is
excluded   from  current  liabilities  on  the  Balance  Sheets.    At
December 31, 2000, $220.9 million of SIGECO's utility plant remained unfunded under SIGECO's Mortgage Indenture.

The above debt agreements contain certain financial covenants and other restrictions with which SIGECO must comply, and SIGECO was in compliance with all financial covenants and restrictions.

6.  Short-Term Borrowings

At December 31, 2000, SIGECO has approximately $63 million of short-term borrowing capacity of which approximately $23 million is available for operations. See the table below for outstanding balances and interest rates.


At December 31 (in thousands)                  2000      1999
                                              ------    ------
Notes Payable
   Balance at year end                     $  40,154  $  22,880
   Weighted average interest rate on
     year end balance                          7.26%      6.42%
   Average daily amount outstanding
     during the year                       $  20,026  $  54,576
   Weighted average interest rate on
     average daily amount
     outstanding during the year               6.24%      5.74%


7.   Income Taxes

The components of income tax expense were as follows:

Year Ended December 31 ( in thousands)   2000      1999       1998
                                       -------   -------     -------
Current:
   Federal                           $  21,754  $  19,837 $   19,521
   State                                 3,065      3,195
                                       -------    -------    -------
Total current taxes                     24,819     23,032     22,370
                                       -------    -------    -------
Deferred:
   Federal                               1,030      4,080      3,270
   State                                   411        746        842
                                       -------    -------    -------
Total deferred taxes                     1,441      4,826      4,112
                                       -------    -------    -------
Amortization of Investment tax
  credit                               (1,428)    (1,430)    (1,447)

Income tax expense                   $  24,832  $  26,428 $   25,035
                                       =======    =======    =======

A reconciliation of the statutory rate to the effective income tax rate is as follows:

Year Ended December 31                       2000      1999     1998
                                           -----     -----     -----
Statutory federal and state rate            37.9%     37.9%    37.9%
Non deductible merger costs                  3.5          -        -
Amortization of deferred investment tax     (2.2)     (1.9)     2.1)
credit
All other, net                              (0.9)       0.6       .3
                                            -----     -----    -----
Effective tax rate                          38.3%     36.6%    37.1%
                                            -----     -----    -----

Significant components of SIGECO's net deferred tax liability as of December 31, 2000 and 1999 are as follows:



At December 31 (in thousands)                    2000         1999
                                               -------      -------
Deferred Tax Liabilities:
    Depreciation and cost recovery timing
      differences                            $  113,075   $   120,307
    Deferred fuel costs, net                      8,168         2,427
    Regulatory assets recoverable through
      future rates                               24,836        26,128
    Other                                         3,128             -
Deferred Tax Assets:
    Regulatory liabilities to be settled
      through future rates                     (17,654)      (20,388)
    Other                                       (8,136)       (5,497)
                                               --------      --------
Net deferred income tax liability            $  123,417   $   122,977
                                               ========      ========

8.  Retirement Plans and Other Postretirement Benefits

Prior to July 1, 2000, SIGECO and Indiana Energy had separate retirement and other postretirement benefit plans. Effective July 1, 2000, the SIGECO and Indiana Energy pension plans and retirement savings plans for employees not covered by a collective bargaining unit were merged. The pension plans and retirement savings plans described above became Vectren plans.
As a result, the respective plan assets and plan obligations were transferred to Vectren.

SIGECO has multiple defined benefit pension and other postretirement benefit plans which cover eligible full-time regular employees. All of the plans are non-contributory. The nonpension plans include plans for health care and life insurance through a combination of self-insured and fully insured plans.

The IURC has authorized SIGECO to recover the costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Amounts accrued prior to that authorization were deferred as allowed by the IURC and amortized over a 60-month period.

The detailed disclosures of benefit components that follow are based on an actuarial valuation performed for the December 31, 2000 financial statements using a measurement date as of September 30, 2000.
Net periodic benefit cost consisted of the following components:

                                       Year Ended December 31,
                                         Pension Benefits
                                     ------------------------
 In thousands                           2000     1999     1998
                                     -------  -------  -------
Service cost                         $ 1,907  $ 3,020  $ 2,639
Interest cost                          4,346    5,637    5,020
Expected return on plan assets       (4,891)  (6,517)  (5,985)
Amortization of prior service cost       210      307      178
Amortization of transitional
  (asset) obligation                   (330)    (418)    (418)
Recognized actuarial gain              (464)    (300)     (47)
Settlement charge                        711        -        -
Special termination benefit charge         -        -        -
                                     -------  -------  -------
Net periodic benefit cost            $ 1,489  $ 1,729  $ 1,387
                                     =======  =======  =======


                                       Year Ended December 31,
                                          Other Benefits
                                     ------------------------
 In thousands                           2000     1999     1998
                                     ------- -------   -------
Service cost                          $  542    $ 620  $   578
Interest cost                          1,914    1,707    1,664
Expected return on plan assets         (921)    (751)    (577)
Amortization of prior service cost         -        -        -
Amortization of transitional
  (asset) obligation                   1,294    1,311    1,311
Recognized actuarial gain              (816)    (757)    (743)
Settlement charge                          -        -        -
Special termination benefit charge         -        -        -
                                     -------  -------  -------
Net periodic benefit cost            $ 2,013  $ 2,130   $2,233
                                     =======  =======  =======


A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Balance
Sheets follows:

                                                      At December 31,
Benefit obligation              Pension Benefits     Other Benefits
                               ------------------  ------------------
 In thousands                      2000      1999      2000      1999
                               --------  --------  --------  --------
Benefit obligation at
 beginning of year             $ 81,702  $ 79,743  $ 24,908  $ 25,529
Service cost - benefits
earned during the year            1,907     3,020       542       620
Interest cost on projected
benefit obligation                4,346     5,637     1,914     1,707
Plan amendments                       -        33     (711)         -
Transfers                      (46,989)         -         -         -
Settlements                         711         -         -         -
Benefits paid                   (2,118)   (3,286)   (1,082)     (661)
Actuarial (gain) loss             (610)   (3,445)       111   (2,287)
                               --------  --------  --------  --------
Benefit obligation at end of
 year                          $ 38,949  $ 81,702  $ 25,682  $ 24,908
                               ========  ========  ========  ========


Fair value of Plan Assets         Pension Benefits   Other Benefits
                                  -----------------  ----------------
In thousands                         2000      1999     2000     1999
                                  -------   -------  -------  -------
Plan assets at fair value at
  beginning of year               $86,051   $83,337  $11,709  $ 9,511
Actual return on plan assets        5,020     6,000      595    1,434
Employer contributions                  -         -        -    1,425
Transfers                        (48,058)         -        -        -
Benefits paid                     (2,118)   (3,286)  (1,082)    (661)
                                 --------   -------  -------  -------
Fair value of plan assets at
  end of year                     $40,895   $86,051  $11,222  $11,709
                                 ========   =======  =======  =======



Funded Status                Pension Benefits      Other Benefits
                            ------------------   --------------------
 In thousands                   2000      1999        2000       1999
                            --------  --------   ---------  ---------
Funded status                $ 1,946   $ 4,349   $(14,458)  $(13,199)
Unrecognized transitional
  obligation (asset)           (804)   (1,398)      15,037     17,043
Unrecognized service cost      1,125     3,180           -          -
Unrecognized net (gain)
  loss and other             (8,577)  (14,491)    (14,633)   (15,885)
                            --------  --------   ---------  ---------
Net amount recognized       $(6,310)  $(8,360)   $(14,054)  $(12,041)
                            ========  ========   =========  =========


The fair value of plan assets for pension plans with benefit obligations is in excess of the benefit obligation as of December
31, 2000 and 1999.

Weighted-average assumptions used in the accounting for these plans were as follows:

                                             Year Ended December 31,
                                Pension Benefits    Other Benefits
In thousands                      2000       1999       2000    1999
                                 -----   --------    -------  ------
Discount rate                    7.75%      7.50%      7.75%   7.50%
Expected return on plan assets   8.50%      8.50%        N/A     N/A
Rate of compensation increase    5.00%      5.00%        N/A     N/A
CPI rate                           N/A        N/A      7.00%   6.50%

As of December 31, 2000, the health care cost trend is 7 percent declining to 5 percent in 2004 and remaining level thereafter. The accrued health care cost trend rate for 2001 is 7 percent. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.

A 1 percent change in the assumed health care cost trend for the postretirement health care plan would have the following effects:

In thousands                       1% Increase     1% Decrease
                                   -----------     ------------
Effect on the aggregate of the service
   and interest cost components     $    309        $  (242)

Effect on the postretirement
  benefit obligation                   2,549         (2,038)

SIGECO  has  adopted  Voluntary Employee Beneficiary  Association
(VEBA) Trust Agreements for the benefit of SIGECO employees for the funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to cover persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on SIGECO's financial statements.

9.   Fair Value of Financial Instruments

Except for the following financial instruments, fair value of SIGECO's financial instruments is equivalent to carrying value due to their short-term nature.

At December 31 (in thousands)                   2000
                                      Carrying     Estimated
                                       Amount      Fair Value
                                      ---------    ----------
Long-Term Debt (includes current
 maturities)                        $ 291,499   $  326,653
Redeemable Preferred Stock              5,300        5,467


At December 31 (in thousands)                   1999
                                      Carrying     Estimated
                                       Amount      Fair Value
                                      ---------    ----------
Long-Term Debt (includes current
 maturities)                        $ 291,982   $  316,535
Redeemable Preferred Stock              7,500        7,538


Certain methods and assumptions must be used to estimate the fair value of financial instruments. Because of the short maturity of notes payable, the carrying amounts approximate fair values for these financial instruments. The fair value of SIGECO's long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt
of the same remaining maturities.   The fair value of redeemable
preferred stock was based on the current quoted market rate of long-term debt with similar characteristics.

The market price used to value these transactions reflects management's best estimate of market prices considering various factors, including published prices for certain delivery locations, time value and volatility factors underlying the commitments.

10.   Stock-Based Compensation

SIGECO does not have stock-based compensation plans separate from Vectren. SIGECO's employees, officers and directors participate in Vectren's stock-based compensation plans that provide for awards of restricted stock and stock options to purchase Vectren common stock at prices equal to the fair value of the underlying
shares at the date of grant.   Consistent with Vectren, SIGECO
accounts for participation in these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation costs for its stock options and discloses pro forma net income as if compensation costs had been determined consistent with the SFAS No. 123, "Accounting for Stock-based Compensation."

Had compensation cost for stock options been determined consistent with SFAS No. 123 "Accounting for Stock-based
Compensation," net income applicable to common shareholder would not have been materially different than reported amounts.


11.  Commitments and Contingencies

Vectren, through a wholly owned subsidiary, has entered into a contract to purchase and construct an 80-megawatt combustion gas turbine generator which, upon regulatory approval will be owned by SIGECO. The total capital cost of the project is estimated to be $33 million during the 2001-2002 construction period.

SIGECO is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the litigation matter related to the Clean Air Act (the Act), there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on the financial position or results of operations. Refer to Note 12 for litigation matters concerning the Clean Air Act.

12.  Environmental Matters

NOx SIP Call Matter. In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform nitrogen oxide (NOx) emissions reductions of 85 percent by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South. This rule is referred to as the "NOx SIP call". The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, which requires a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act). Midwestern states (the alliance) have been working together to determine the most appropriate compliance strategy as an alternative to the USEPA proposal. The alliance submitted its proposal, which calls for a smaller, phased in reduction of NOx levels, to the USEPA and the Indiana Department of Environmental Management (IDEM) in June 1998.

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

On March 3, 2000, the D.C. Circuit of Appeals upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA by no later than September 30, 1999. Numerous petitioners, including several states, have filed petitions for rehearing with the U.S. Court of Appeals for the District of Columbia in Michigan v. the USEPA.
On June 22, 2000, the D.C. Circuit Court of Appeals denied petition for rehearing en banc and lifted its May 25, 1999 stay. Following this decision, on August 30, 2000, the D.C. Circuit Court of Appeals issued an extension of the SIP Call implementation deadline, previously May 1, 2003, to May 31, 2004. On September 20, 2000, petitioners filed a Petition of Writ of Certiori with the United States Supreme Court requesting review of the D.C. Circuit Court's March 3, 2000 Order. The Court has not yet ruled on the Petition for Certiorari. The EPA granted
Section 126 Petitions filed by northeastern states that require named sources in the eastern half of Indiana to achieve NOx reduction by May 1, 2003. No SIGECO facilities are named in the
Section 126 Petitions filed by northeastern states, therefore the compliance date remains May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Mercury Emissions. On December 14, 2000, the USEPA released a statement announcing that reductions of mercury emissions from coal-fired plants will be required in the near future. The USEPA will propose regulations by December 2003 and issue final rules by December 2004.

Under the Act, the USEPA is required to study emissions from power plants in order to determine if additional regulations are necessary to protect public health. The USEPA reported its study to Congress in February 1998. That study concluded that of all toxic pollution examined, mercury posed the greatest concern to public health. An earlier USEPA study concluded that the largest source of human-made mercury pollution in the United States was coal-fired power plants.

After completion of the study, the Act required the USEPA to determine whether to proceed with the development of regulations. The USEPA announced that it had affirmatively decided that mercury air emissions from power plants should be regulated.

Culley Generating Station Investigation Matter. The USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend the lawsuit.

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

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Consequently, SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

Information Request. On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO plans to provide all information requested, and management believes that no significant issues will arise from this request.

13. Rate and Regulatory Matters

As a result of the ongoing appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the Indiana Office of Utility Consumer Counselor (OUCC) that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002.
Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has significantly limited its exposure to unrecoverable purchased power costs.

14.  Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to the company including legal, finance, tax, risk management and employee benefits. A portion of the related costs has been allocated to SIGECO based on the proportion of corporate expense related to SIGECO. SIGECO was charged with corporate costs in the amount of approximately $30 million for the year ended December 31, 2000. No amounts were charged in 1999 or 1998 because such services were provided by SIGECO personnel during those periods.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the years ended December 31, 2000, 1999 and 1998 totaled $25.7 million $20.5 million and $16.8 million, respectively.

As of December 31, Amounts owed to unconsolidated affiliates totaled $11.5 million and $0 at December 31, 2000 and 1999, respectively. Amounts due from unconsolidated affiliates totaled $27.8 million and $1.2 million at December 31, 2000 and 1999, respectively.

15. Segment Reporting

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

During 2000, SIGECO had two operating segments: (1) Electric Utility Services and (2) Gas Utility Services. The Electric Utility Services segment generates, transmits, distributes and sells electricity to Evansville, Indiana, and 74 other cities, towns and communities, and adjacent rural areas; and in periods of under utilized capacity, excess electricity is sold to other wholesale customers, cities and municipalities. The Gas Utility Services segment distributes, transports and sells natural gas to Evansville, Indiana and 64 communities in ten counties in southwestern Indiana.

Certain financial information relating to significant segments of business is presented below:

Year Ended December 31
 (in thousands)                      2000      1999       1998
                                   ------      ------     ------
Operating revenues:
  Electric Utility Services      $  336,409 $  307,569 $  297,865
  Gas Utility Services              109,284     68,212     66,801
                                    -------    -------    -------
  Total                          $  445,693 $  375,781 $  364,666
                                    -------    -------    -------
Interest expense:
  Electric Utility Services      $   18,103 $   18,031 $   18,882
  Gas Utility Services                1,791      1,735      1,799
                                    -------    -------    -------
  Total                          $   19,894 $   19,766 $   20,681
                                    -------    -------    -------
Income taxes:
  Electric Utility Services      $   23,386 $   24,331 $   22,881
  Gas Utility Services                1,446      2,097      2,154
                                    -------    -------    -------
  Total                          $   24,832 $   26,428 $   25,035
                                    -------    -------    -------
Net Income applicable to common
 shareholder:
  Electric Utility Services      $   36,811 $   41,820 $   38,342
  Gas Utility Services                3,220      3,870      4,105
                                    -------    -------    -------
  Total                          $   40,031 $   45,690 $   42,447
                                    -------    -------    -------
Depreciation and amortization:
  Electric Utility Services      $   38,639 $   40,829 $   38,077
  Gas Utility Services                4,575      4,039      4,324
                                    -------    -------    -------
  Total                          $   43,214 $   44,868 $   42,401
                                    -------    -------    -------
Capital Expenditures:
  Electric Utility Services      $   43,520 $   51,080 $   47,114
  Gas Utility Services                9,649      9,893      9,381
                                    -------    -------    -------
  Total                          $   53,169 $   60,973 $   56,495
                                    -------    -------    -------
Identifiable assets:
  Electric Utility Services      $  799,104 $  751,598 $  740,746
  Gas Utility Services              152,210    143,161    141,174
                                    -------    -------    -------
  Total assets                   $  951,314 $  894,759 $  881,920
                                    =======    =======    =======

16.  Selected Quarterly Financial Data (Unaudited) (1)

2000
In thousands                      Q1        Q2       Q3        Q4
                                --------  -------  --------  --------
Operating revenues              $102,217  $92,471  $112,675  $138,330
Operating income (2)               8,350   10,700    20,867    16,351
Net income (2)                     3,998    6,459    16,782    12,792


1999
In thousands                      Q1        Q2       Q3        Q4
                                --------  -------  --------   -------
Operating revenues              $100,685  $84,318  $101,930   $88,848
Operating income                  17,147   12,338    21,219    12,721
Net income                        12,237    7,617    17,601     8,235

(1) Information in any one quarterly period is not indicative of annual results due to seasonal variations common to the utility industry.
(2)  Includes merger and integration charges.  See Note 2.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Southern Indiana Gas and Electric Company (SIGECO) is responsible for the preparation of the financial statements and the related financial data contained in this report. The financial statements are prepared in conformity with accounting principles generally accepted in the United States and follow accounting policies and principles applicable to regulated public utilities.

The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibility of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

The board of directors of SIGECO's parent company, Vectren Corporation, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.



/s/ J. Gordon Hurst
J. Gordon Hurst
President

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Southern Indiana Gas and Electric Company:

We have audited the accompanying balance sheets of Southern Indiana Gas and Electric Company (an Indiana corporation) as of December 31, 2000 and 1999, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of Southern Indiana Gas and Electric Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Indiana Gas and Electric Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) (2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     /s/ Arthur Andersen LLP
                                     Arthur Andersen LLP


Indianapolis, Indiana,
January 24, 2001.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Niel C. Ellerbrook, age 51, has been a director of SIGECO since March 31, 2000. Mr. Ellerbrook has been a director of Indiana Energy or Vectren since 1991. Mr. Ellerbrook is Chairman of the Board and Chief Executive Officer of Vectren, having served in that capacity since March 2000. Prior to that time and since October 1997, Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer and Chief Financial Officer of Indiana Energy; and prior to that time and since 1986, Vice President, Treasurer and Chief Financial Officer. He is also a director of Fifth Third Bank, Indiana, and Deaconess Hospital of Evansville, Indiana.

Andrew E. Goebel, age 53, has been a director of SIGECO since 1984. Mr. Goebel has also been a director of SIGCORP or Vectren since 1997. Mr. Goebel is President and Chief Operating Officer of Vectren, having served in that capacity since March 2000. Prior to that time and since April 1999, Mr. Goebel was President and Chief Operating Officer of SIGCORP. From September 1997 through April 1999, Mr. Goebel served as Executive Vice President of SIGCORP; and prior to that time and since 1996, he served as Secretary and Treasurer of SIGCORP. He is also a director of Old National Bancorp.

J. Gordon Hurst, age 57, has been a director since March 31, 2000 and an executive officer, serving as President, of SIGECO since May 1999. Mr. Hurst was elected Executive Vice President of Vectren on March 31, 2000. Prior to March 31, 2000 and since 1966, Mr. Hurst has served in various positions with SIGECO.
From 1997 to 2000, he was Executive Vice President and Chief Operating Officer; from 1992 to 1997, he was Senior Vice President and General Manager of Operations. Mr. Hurst has served as Vice President of Power and Gas Operations, Vice President of Gas and Warrick Operations, and Vice President of SIGECO. He has also served as Director of Gas Operations, Director of Power Production, and Director of Electrical Engineering.

Jerome A. Benkert, Jr., age 42, has been a director and an executive officer, serving as Executive Vice President and Chief Financial Officer, of SIGECO since March 31, 2000. Mr. Benkert was elected as Executive Vice President and Chief Financial Officer of Vectren on March 31, 2000. Prior to March 31, 2000 and since October 1, 1997, he was Executive Vice President and Chief Operating Officer of Indiana Energy's administrative services company. Mr. Benkert has served as Controller and Vice President of Indiana Gas and Indiana Energy from April 1, 1996 to October 1, 1997, and as controller from October 1, 1993 to April 1, 1996.

Ronald E. Christian, age 42, has been a director and an executive officer, serving as Senior Vice President, General Counsel and Secretary, of SIGECO since March 31, 2000. Mr. Christian was elected Senior Vice President, General Counsel, and Corporate Secretary of the Vectren on March 31, 2000. Prior to March 31, 2000 and since July 1999, Mr. Christian was Vice President and General Counsel of Indiana Energy. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Consolidated Gas Company in Detroit, Michigan. Prior to that, from 1993 through June 1998, he was the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

The information required to be shown in this part for Item 11, Executive Compensation, is incorporated by reference, with the exception of the Compensation Committee Report and Performance Graph, from the Proxy Statement of the registrant's parent company, Vectren Corporation. That report was prepared and filed electronically with the Securities and Exchange Commission on March 16, 2001 and is attached to this filing as Exhibit 99.1. As a wholly owned subsidiary, SIGECO pays its portion of Vectren's executive compensation arrangements and plans through allocations of Vectren's total executive compensation expense which is reasonably related to SIGECO's operations.

The following tables set forth compensation allocated to SIGECO's President and named executive officers whose total cash compensation for the calendar year 2000, after considering allocations to SIGECO, exceeded $100,000. The tables include a Summary Compensation Table (Table 1) for the years 1998 through 2000, a Summary of Option Grants in Last Fiscal year (Table 2), a table showing Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values (Table 3) and a table showing the Long-Term Incentive Plan Awards in Last Fiscal Year (Table 4).







                              TABLE 1(1)
                      SUMMARY COMPENSATION TABLE

          (a)             (b)         (c)       (d)         (e)
                                          Annual Compensation
                                                           Other
   Name and Principal               Salary     Bonus   Compensation
   Position at SIGECO     Year        ($)     ($) (2)     ($) (3)
----------------------   -----      --------  --------  ------------
J. Gordon Hurst           2000       118,158    45,185         1,435
President                 1999       217,048    62,500
                          1998       196,637    59,375

Jerome A. Benkert, Jr.    2000        88,801    13,354         2,272
Executive Vice President
 and Chief Financial      1999             -         -             -
 Officer                  1998             -         -             -

Ronald E. Christian       2000        86,121    14,412         1,639
Senior Vice President,
 General Counsel          1999             -         -             -
 and Secretary            1998             -         -             -


         (a)            (b)          (g)        (h)         (i)
                                   Long-term Compensation Payouts
                                   Options     LTIP        Other
  Name and Principal             (# shares)   Payouts  Compensation
  Position at SIGECO    Year         (4)       $) (5)     ($) (6)
--------------------   -----      ----------  --------  ------------
J. Gordon Hurst         2000               -         -         5,624
President               1999          33,390         -         8,762
                        1998           2,631         -             -

Jerome A. Benkert, Jr.  2000               -    69,440        67,809
Executive Vice          1999               -         -             -
 President and Chief
 Financial Officer      1998               -         -             -

Ronald E. Christian     2000               -    39,683        43,230
Senior Vice President,  1999               -         -             -
 General Counsel
 and Secretary          1998               -         -             -


(1)  Amounts in this table and corresponding footnotes represent
     SIGECO's allocated portion of the executive's total Vectren compensation.

(2) The amounts shown in this column are payments under Indiana Energy's Annual Management Incentive Plan (Mr. Benkert and Mr. Christian) and the SIGCORP Corporate Performance Plan (for Mr. Hurst). The amounts paid to Mr. Hurst and in 1998 and 1999 are attributable to SIGCORP's performance in the previous year.

     At the close of the merger of Indiana Energy and SIGCORP into Vectren, the existing annual incentive programs of the two companies were terminated and a "stub year" pay out was made based on the portion of the performance cycle that had passed. For Indiana Energy, a prorated payout for six months, October 1, 1999 to March 31, 2000 was made. For Mr. Benkert and Mr. Christian, these bonus payments are listed in year 2000 in the table. For the SIGCORP Performance Plan, a prorated payout for three months, January 1, 2000 to March 31, 2000 was made. For Mr. Hurst, the stub year bonus was $8,978. The balance of the amount shown for 2000 (for Mr. Hurst, $79,401) is attributable to SIGCORP's performance for the period January 1 to December 31, 1999.

     The amounts earned in the period beginning April 1, 2000 and ending December 31, 2000 under the Vectren Corporation
     At-Risk Incentive Plan have not been determined and approved for distribution by the Vectren's Compensation
     Committee.

(3) The shares shown in this column have been restated to reflect the conversion ratio of 1.333 described above in Section titled "Voting Securities" in Vectren's Proxy which was filed with the Securities and Exchange Commission on March 16, 2001 and is attached to this filing as
     Exhibit 99.1.

(4) The amounts shown in this column are dividends paid on restricted shares issued under the Indiana Energy Executive Restricted Stock Plan. Note that Vectren adopted the Stock Plan on March 31, 2000. Mr. Hurst did not participate in the Stock Plan prior to March 31, 2000.

(5) The amounts shown in this column represent the value of shares issued under the Stock Plan and for which restrictions were lifted in each year. At the time of the merger, Indiana Energy executives had restricted stock performance grants relating to open performance measurement periods. (Under normal circumstances, at the close of each performance cycle, Indiana Energy's Total Shareholder Return would have been compared to a peer group and the number of restricted shares granted would have been adjusted in accordance with the plan.) The Board concluded that it would be difficult, if not inappropriate, to use Vectren's performance to make adjustments to the prior grants. Based upon the frequency of past performance grants, the Board awarded 75% of the present value of the potential performance grants. The value of these grants is included in the 2000 row. Grants related to this closing cycle are: Mr. Benkert - 3,828 shares, $75,967 total ($32,286 allocated to SIGECO) and Mr. Christian - 2,674 shares, $53,066 ($22,553 allocated to SIGECO). The balance of the value in the 2000 row reflects stock from other grant cycles for which restrictions were lifted in 2000 coincident with the consummation of the merger.

(6) The amount shown in this column represents several compensation elements.

       a) Relocation - As a result of the Vectren merger, many employees of Indiana Energy were asked to move to Evansville, Indiana, the new headquarters of Vectren Corporation. As part of a relocation program, relocating employees were offered a "relocation bonus" equal to 25% of their annual base salary and other allowances related to the move. Of the five officers discussed in this section, two relocated and, therefore, received income related to relocation: Mr. Benkert -- $36,897 and Mr. Christian -- $33,742.

       b) Change-in-Control Walk-Away Provisions - Several Indiana Energy officers had change-in-control agreements at the time of the merger. These agreements contained "walk-away" provisions that would have allowed officers to exercise their agreements anytime within a thirteen-month period following the close of the Vectren merger. The Board felt it was important to maintain the continuity of the officer group through the merger process and asked that all change-in-control agreements be terminated at the close of the merger and new agreements be put in place. Recognizing the value of the walk-away provision, the Board felt that officers should be compensated for losing the right to exercise the provision. A settlement equal to 25% of the officers' annual base salary was made. Of the officers discussed in this section, one received this settlement: Mr. Benkert -- $23,375. This amount was paid in 2000.

       c) For Mr. Benkert and Mr. Christian, the balance of this column reflects Vectren contributions to the retirement savings plan (Benkert: 2000 -- $4,335;
           Christian: 2000 -- $4,212), the dollar value of insurance premiums paid by, or on behalf of, the company and its subsidiaries with respect to split-dollar life insurance for the benefit of executive officers (Benkert: 2000 -- $2,000; Christian: 2000 -- $4,358) credits for flexible spending accounts, wellness, and perfect attendance (Benkert: 2000 -- $83; Christian: 2000 -- $53), and deferred compensation contributions to restore employer contributions to the Company Retirement Savings Plan (Benkert: 2000 -- $1,119; Christian: 2000 -- $865)

       d) For Mr. Hurst, this column contains income related to reimbursement for club dues (Hurst: 2000 - $490, 1999
           - $1,190), imputed earnings from automobile usage (Hurst: 2000 -- $283, 1999 -- $2,772), and Company contributions to the retirement savings plan (Hurst:
           2000 -- $2,326. 1999 -- $2,189). In addition, at the
           close of the merger, officers coming from SIGCORP were no longer furnished with company automobiles (Indiana Energy executives were not furnished with company automobiles). As a result of the termination of this perquisite, officers with company cars were given a one-time automobile buyout of (Hurst -- $2,525).

                                TABLE 2
               OPTION GRANTS IN LAST FISCAL YEAR TABLE 2
                   OPTION GRANTS IN LAST FISCAL YEAR

                             % of Total
                 Number of     Options
                  Shares     Granted to    Exercise or
                Underlying    Employees    Base Price
                  Options     in Fiscal    (Per Share)   Expiration
        Name      Granted       Year           ($)           Date
 -------------  ----------   -----------  ------------   -----------
J.G. Hurst           0            0            $0            N/A
J.A. Benkert         0            0            $0            N/A
R.E. Christian       0            0            $0            N/A

                                Potential Realizable Value
                             at Assumed Annual Rates of Stock
                                   Price Appreciation for
              Name                      Option Term ($)
                              -------------    --------------
                                   5%               10%
                              -------------   ---------------
J.G. Hurst                         $0                $0
J.A. Benkert                       $0                $0
R.E. Christian                     $0                $0


                                TABLE 3
            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION VALUES

                               Underlying
                    Shares    Unexercised    Number of  Securities
                   Acquired       Value      Underlying Unexercised
                 On Exercise    Realized      Options at Year-End
      Name           (#)         ($)(1)             (2) (#)
 --------------   ----------  -----------   ------------------------
                                  ---
                                           Exercisable     Unexer-
                                                           cisable
J.G.  Hurst           0            0          93,354        16,695
J.A. Benkert          0            0            0             0
R.E. Christian        0            0            0             0

                             Value of Unexercised
                                 In-the-Money
          Name            Options at Year-End ($)(3)
 ----------------------   ---------------------------
                          Exercisable  /Unexercisable
J.G.   Hurst                809,176        89,736
J.A. Benkert                   0              0
R.E. Christian                 0              0


   (1) Market value of underlying securities at time of exercise minus the exercise price

   (2) Each option granted to purchase SIGCORP common shares was converted into an option to purchase the number of Vectren common shares that could have been purchased under the original option multiplied by 1.333.
   (3) Market value of underlying securities at year end of $25.63 per share minus the exercise price.

                             TABLE 4
       LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR



         (a)                  (b)                  (c)
                                               Performance
                                                 or Other
                           Number of          Periods Until
                       Shares; Units or         Maturation
                       Other Rights (1)       or Payout (2)
                      ------------------    -------------------
J.G. Hurst                  12,346
J.A. Benkert                12,950
R.E. Christian              11,086


                              Estimated Future Payouts
                          Under Non-Stock Price-Based Plans
         (a)              (d)           (e)            (f)


                       Threshold       Target        Maximum
                       Number of       Number       Number of
                       Shares (3)  of Shares (4)    Shares (5)
                       ----------  -------------    ----------
J.G. Hurst                 0           12,346         24,692
J.A. Benkert               0           12,950         25,900
R.E. Christian             0           11,086         22,172




(1) This column shows the restricted shares awarded during fiscal year 2000 under the Stock Plan. The market value of the shares on the dates of the grants is determined according to a formula in the Stock Plan based on an average price over a period of time preceding the grant. Dividends are paid directly to the holders of the stock.

(2) For the grant authorized on October 1, 2000, the measurement period for each third of the grant will commence on October 1, 2000, and conclude on December 31, 2002, 2003, and 2004. Upon conclusion of each measurement period and subsequent adjustment to the number of shares contingently granted, an additional 1 year employment restriction is imposed. The granting of additional shares, if any, and the application of forfeiture provisions depends upon certain measurements of Vectren's total return to shareholders in comparison to the total return to shareholders of a predetermined group of comparable companies.

(3) The initial grant shares, which are the same as the total number of shares in column (b), are also set forth in column (3), are subject to forfeiture. If Vectren's performance compared to the peer group during this measurement period places it in the bottom quartile, the executive officers will forfeit all of the shares granted for this period.

(4) The initial grant shares, which are the same as the total number of shares in column (b), are presented in this column. If Vectren's performance compared to the peer group during this measurement period places it in the middle two quartiles, these shares will vest.

(5) Under the Stock Plan, if Vectren's performance compared to the peer group during the initial measuring period places it in the top quartile, an additional performance grant equal to the original grant will be made. In that event, the shares shown in column (e) will be doubled.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

As of December 31, 2000, each of the following stockholders was known to the management to be the beneficial owner of more than five percent of the outstanding shares of any class of voting securities as set forth below.





                                          Amount and
                                          Nature of
                 Name and Address of      Beneficial        Percent
Title of Class   Beneficial Owner         Ownership         of Class
--------------   -----------------------  -------------     --------
$100 Par         IDS Certificate Company  75,000 Shares     45.8%
Preferred Stock  %IDS Financial           Registered Owner
                 Services, Inc.
                 3000 IDS Tower 10
                 Minneapolis, MN  55440

Common Stock     Vectren Corporation      15,754,826 Shares 100%
                 20 N.W. Fourth Street    Registered Owner
                 P.O. Box 3606
                 Evansville, IN
                   47735-3606


Security Ownership of Directors and Executive Officers

The following table shows the beneficial ownership, as of December 31, 2000, of Vectren common stock, by each director and executive officer named in the Compensation Table found under "Executive Compensation." Also shown is the total ownership for such persons as a group. No member of the group is the beneficial owner of any of SIGECO's Preferred Stock. Except as otherwise indicated, each individual has sole voting and investment power with respect to the shares listed below.

   Name of Beneficial Owner  Shares Owned
                             Beneficially (1)
   ------------------------  ----------------
** Neil C. Ellerbrook                71,837    (2) (4)
** Andrew E. Goebel                 147,350    (2) (3) (4) (5)
 * J. Gordon Hurst                  108,576    (2) (3) (4) (5)
 * Jerome A. Benkert, Jr.            15,656    (2) (4)
 * Ronald E. Christian               16,329    (2) (4)
* Also an executive officer of the company
**  Also a director of Vectren Corporation

All Directors and Executive Officers as a Group (5 Persons)

Shares Owned Beneficially     Percent of Class
-------------------------     ----------------
      359,748                    .58 percent

(1) No director or executive officer owned beneficially as of December 31, 2000, more than .24 percent of common stock of Vectren.
(2) This amount does not include derivative securities held under Vectren's Non-Qualified Deferred Compensation Plan.

     These derivative securities are in the form of phantom stock units which are valued as if they were Vectren common stock. The amounts shown for the following individuals include the following amounts of phantom units:


Name of Individuals or Identity of Group   Phantom Stock Units
----------------------------------------   -------------------
Niel C. Ellerbrook                                48,515
Andrew E. Goebel                                   4,530
Jerome A. Benkert, Jr.                            14,811
J. Gordon Hurst                                      726
Ronald E. Christian                               24,792
                                                 -------
All Directors and Executive Officers as a
 Group (5 Persons)                                93,374

(3)  Includes shares held by spouse or jointly with spouse.

(4)  Includes shares granted to executives under Vectren's
     Executive Restricted Stock Plan, which are subject to certain transferability restrictions and forfeiture provisions.

(5) Includes shares which the named individual has the right to acquire under the SIGCORP, Inc. Stock Option Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Vectren and Vectren affiliates

Refer to Note 14 in SIGECO's financial statements included in
Item 8 Financial Statements and Supplementary Data for transactions with Vectren and Vectren affiliates.

Transactions with directors and officers

Andrew E. Goebel
Andrew E. Goebel is President and Chief Operating Officer and Director of Vectren. During 1999 and 2000, Hasgoe Cleaning Systems, a cleaning company owned by Mr. Goebel's brother, performed certain cleaning services for SIGECO and is expected to perform such services in 2001. During 2000, the cost of such services was $170,588, which the company believes to be a fair and reasonable price for the services rendered.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1) Financial Statements
Financial statements filed as part of this Form 10-K are included under Part II, Item 8.

(a)(2) Financial Statement Schedules:

                                           PAGES IN FORM 10-K
Report of Independent Accountants                   36
For the years ended December 31, 2000,
1999, and 1998: Schedule II -- Valuation
and Qualifying Accounts                             46


All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial
Statements or related notes.

                                                           SCHEDULE II

               Southern Indiana Gas And Electric Company

            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                            Column B         Column C
---------                           --------   --------------------
                                                     Additions
                                    Balance     Charged    Charged
                                   Beginning      to       to Other
Description                         of Year    Expenses    Accounts
------------                       ---------   ---------  ---------
                                   (in thousands)
VALUATION AND QUALIFYING
  ACCOUNTS:

Year 2000 - Accumulated
  Provision for uncollectible
  accounts                          $  2,138   $  1,189    $     -

Year 1999 - Accumulated
  Provision for uncollectible
    accounts                        $  2,156   $    604    $     -

Year 1998 - Accumulated
  Provision for uncollectible
    accounts                        $    328   $  2,797    $     -

OTHER RESERVES:

Year 2000 - Reserve for
  Merger and integration costs      $      -   $ 12,400    $     -

Year 2000 - Reserve for
  Injuries and damages              $  1,047   $    351    $     -

Year 1999 - Reserve for
  Injuries and damages              $    782   $    661    $     -

Year 1998 - Reserve for
  Injuries and damages              $  1,047   $     68    $   261



Column A                                Column D      Column E
---------                              ----------    ----------
                                       Deductions      Balance
                                          from         End of
Description                          Reserves, Net      Year
                                     -------------   -----------
                                     (in thousands)
VALUATION AND QUALIFYING
  ACCOUNTS:

Year 2000 - Accumulated
  Provision for uncollectible
  accounts                              $    688       $ 2,639

Year 1999 - Accumulated
  Provision for uncollectible
  accounts                              $    622       $ 2,138

Year 1998 - Accumulated
  Provision for uncollectible
  accounts                              $    969       $ 2,156

OTHER RESERVES:

Year 2000 - Reserve for
  Merger and integration costs        $    11,874       $ 526

Year 2000 - Reserve for
  Injuries and damages                  $    374       $ 1,024

Year 1999 - Reserve for
  Injuries and damages                  $    396       $ 1,047

Year 1998 - Reserve for
  Injuries and damages                  $    594      $    782

(a)(3) EXHIBITS
Exhibits for the company are listed in the Index to Exhibits beginning on page 50.

(b) REPORTS ON FORM 8-K

On December 15, 2000, Southern Indiana Gas and Electric Company filed a Current Report on Form 8-K with respect to providing an update on potential impact of Increased Gas Costs and Gas Cost
Adjustment Proceedings. Items reported include:

Item 5. Other Events

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


Dated March 28, 2001
                       /S/ J. Gordon Hurst
                       J.Gordon Hurst, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

   Signature                     Title                     Date
Principal Executive Officer

   /S/  J. Gordon Hurst      President                March 28, 2001
     J. Gordon Hurst


Principal Financial Officer

/S/ Jerome A. Benkert, Jr.   Executive Vice           March 28, 2001
  Jerome A. Benkert, Jr.     President and Chief
                              Financial Officer


Principal Accounting Officer

  /S/  M. Susan Hardwick     Vice President and       March 28, 2001
    M. Susan Hardwick        Controller


Majority of the Board of Directors

/S/ Jerome A. Benkert, Jr.   Director                 March 28, 2001
  Jerome A. Benkert, Jr.


 /S/  Ronald E. Christian    Director                 March 28, 2001
   Ronald E. Christian


  /S/ Niel C. Ellerbrook     Director                 March 28, 2001
    Niel C. Ellerbrook


   /S/ J. Gordon Hurst       Director                 March 28, 2001
     J. Gordon Hurst


   /S/ Andrew E. Goebel      Director                 March 28, 2001
     Andrew E. Goebel



                        INDEX TO EXHIBITS



EX - 3.1 Amended Articles of Incorporation as amended March 26, 1985. (Filed and designated in Form
            10-K, for the fiscal year 1985, File No. 1-3553, as
            Exhibit 3-A.) Articles of Amendment of the Amended Articles of Incorporation, dated March 24, 1987. (Filed and designated in Form 10-K for the fiscal year 1987, File No. 1-3553, as Exhibit 3-A.) Articles of Amendment of the Amended Articles of Incorporation, dated November 27, 1992.
            (Filed and designated in Form 10-K for
            the fiscal year 1992,  File No. 1-3553, as Exhibit
            3-A)

EX - 3.2 By-Laws as amended through December 18, 1990. (Filed in Form 10-K for the fiscal year
            1990, File No. 1-3553, as Exhibit 3-B.) By-Laws as amended through September 22, 1993.
            (Filed and designated in Form 10-K for the fiscal year 1993, File No. 1-3553, as EX-3 (b).) By-Laws as amended through January 1, 1995.
            (Filed and designated in Form 10-K for the fiscal year 1995, File No. 1-3553, as EX-3(b).)

EX - 4.1    Mortgage and Deed of Trust dated as of April 1,
            1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1,
            1948, June 1, 1949, October 1, 1949, January 1,
            1951, April 1, 1954, March 1, 1957, October 1,
            1965, September 1, 1966, August 1, 1968, May 1,
            1970, August 1, 1971, April 1, 1972, October 1,
            1973, April 1, 1975, January 15, 1977, April 1,
            1978, June 4, 1981, January 20, 1983, November 1,
            1983, March 1, 1984, June 1, 1984, November 1,
            1984, July 1, 1985, November 1, 1985, June 1, 1986.
            (Filed and designated in Registration
            No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit
            (4).)  July 1, 1985 and November 1, 1985
            (Filed and designated in Form 10-K, for
            the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.) November 15, 1986 and January 15, 1987.
            (Filed and designated in Form 10-K, for
            the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990. (Filed and designated in Form 10-
            K, for the fiscal year 1990, File No. 1-3553, as
            Exhibit 4-A.)  April 1, 1993.  (Filed
            and designated in Form 8-K, dated April 13, 1993, File 1-3553, as Exhibit 4.) June 1, 1993
            (Filed and designated in Form 8-K, dated
            June 14, 1993, File 1-3553, as Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-
            K, for the fiscal year 1993, File No. 1-3553, as
            Exhibit 4(a).)  July 1, 1999.  (Filed
            and designated in Form 10-Q, dated August 16, 1999, File 1-3553, as Exhibit 4(a).)

EX - 10.1   Agreement, dated, January 30, 1968, for Unit No. 4
            at the Warrick Power Plant of Alcoa Generating
            Corporation ("Alcoa"), between Alcoa and Southern
            Indiana Gas and Electric Company.
            (Filed and designated in Registration No. 2-29653 as Exhibit 4(d)-A.)

EX - 10.2   Letter of Agreement, dated June 1, 1971, and Letter
            Agreement, dated June 26, 1969, between Alcoa and
            Southern Indiana Gas and Electric Company.
            (Filed and designated in Registration
            No. 2-41209 as Exhibit 4(e)-2.)

EX - 10.3   Letter Agreement, dated April 9, 1973, and
            Agreement dated April 30, 1973, between Alcoa and
            Southern Indiana Gas and Electric Company.
            (Filed and designated in Registration
            No. 2-53005 as Exhibit 4(e)-4.)

EX - 10.4   Electric Power Agreement (the "Power Agreement"),
            dated May 28, 1971, between Alcoa and Southern
            Indiana Gas and Electric Company.
            (Filed and designated in Registration No. 2-41209 as Exhibit 4(e)-1.)

EX - 10.5   Second Supplement, dated as of July 10, 1975, to
            the Power Agreement and Letter Agreement dated
            April 30, 1973 - First Supplement.
            (Filed and designated in Form 10-K for the fiscal year 1975, File No. 1-3553, as Exhibit 1(e).)

EX - 10.6   Third Supplement, dated as of May 26, 1978, to the
            Power Agreement.  (Filed and designated
            in Form 10-K for the fiscal year 1978 as Exhibit A-
            1.)

EX - 10.7   Letter Agreement dated August 22, 1978 between
            Southern Indiana Gas and Electric Company and
            Alcoa, which amends Agreement for Sale in an Emergency of Electrical Power and Energy Generation by Alcoa and Southern Indiana Gas and Electric
            Company dated June 26, 1979. (Filed and designated in Form 10-K for the fiscal year 1978, File No. 1-3553, as Exhibit A-2.)

EX - 10.8   Fifth Supplement, dated as of December 13, 1978, to
            the Power Agreement.  (Filed and
            designated in Form 10-K for the fiscal year 1979, File No. 1-3553, as Exhibit A-3.)

EX - 10.9   Sixth Supplement, dated as of July 1, 1979, to the
            Power Agreement.  (Filed and designated
            in Form 10-K for the fiscal year 1979, File No. 1-
            3553, as Exhibit A-5.)

EX - 10.10  Seventh Supplement, dated as of October 1, 1979, to the Power Agreement.  (Filed and
            designated in Form 10-K for the fiscal year 1979, File No. 1-3553, as Exhibit A-6.)

EX - 10.11  Eighth Supplement, dated as of June 1, 1980 to the
            Electric Power Agreement, dated May 28, 1971, between Alcoa and Southern Indiana Gas and Electric Company. (Filed and designated in Form
            10-K for the fiscal year 1980, File No. 1-3553, as Exhibit (20)-1.)

EX - 10.12  Summary description of Southern Indiana Gas and
            Electric Company's nonqualified Supplemental
            Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-
            3553, as Exhibit 10-A-17.)

EX - 10.13  Supplemental Post Retirement Death Benefits Plan,
            dated October 10, 1984.  (Filed and
            designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-18.)

EX - 10.14  Summary description of Southern Indiana Gas and
            Electric Company's Corporate Performance Incentive
            Plan.  (Filed and designated in Form 10-
            K for the fiscal year 1992, File No. 1-3553, as
            Exhibit 10-A-19.)

EX - 10.15  Southern Indiana Gas and Electric Company's
            Corporate Performance Incentive Plan as amended for the plan year beginning January 1, 1994.
            (Filed and designated in Form 10-K for
            the fiscal year 1993, File No. 1-3553, as Exhibit
            10-A-20.)

EX - 10.16  Southern Indiana Gas and Electric Company 1994
            Stock Option Plan (Filed and designated
            in Southern Indiana Gas and Electric Company's
            Proxy Statement dated February 22, 1994, File No. 1-
            3553, as Exhibit A.)


EX - 10.17  Summary description of Southern Indiana Gas and
            Electric Company's Corporate Performance Incentive Plan as amended for the plan year beginning January 1, 1997. (Filed and designated in the SIGCORP, Inc. and Southern Indiana Gas and Electric Company's Joint Proxy Statement dated March 23, 1998, File No. 1-11603 and File No. 1-3553, under
            "Compensation Committee Report On Executive
            Compensation", page 9.)

EX - 10.18  Southern Indiana Gas and Electric Company's
            nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997.
            (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.)

EX - 10.19  Agreement dated April 16, 1997 between Southern
            Indiana Gas and Electric Company and Ronald G. Reherman regarding supplemental pension and disability benefits, which supercedes such agreement dated February 1, 1995.
            (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.27.)

EX - 10.20  Southern Indiana Gas and Electric Company's
            nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997.
            (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as Exhibit 10.29.)

EX - 10.21   Indiana Energy, Inc. Director's Restricted Stock
             Plan as amended and restated effective May 1, 1997.
             (Filed and designated in Form 10-Q for
             the quarterly period ended June 30, 1997, File 1-
             9091, as Exhibit 10-B.)

EX - 10.22   First Amendment to Indiana Energy, Inc. Director's
             Restricted Stock Plan, effective December 1, 1998.
             (Filed and designated in Form 10-Q for
             the quarterly period ended December 31, 1998, File
             1-9091, as Exhibit 10-J.)

EX - 10.23   Second Amendment to Indiana Energy, Inc. Director's
             Restricted Stock Plan, renamed the Vectren
             Corporation Directors Restricted Stock Plan effective October 1, 2000. (Filed and designated in Form 10-K for the year ended December
             31, 2000, File No. 1-15467, as Exhibit 10.34.)

EX - 10.24   Third Amendment to Indiana Energy, Inc. Director's
             Restricted Stock Plan, renamed the Vectren
             Corporation Directors Restricted Stock Plan effective March 28, 2000. (Filed and designated in Form 10-K for the year ended December
             31, 2000, File No. 1-15467, as Exhibit 10.35.)

EX - 10.25  Vectren Corporation Retirement Savings Plan.
            (Filed and designated in Form 10-Q for
            the quarterly period ended September 30, 2000, File
            1-15467, as Exhibit 99.1.)

EX - 10.26  Vectren Corporation Combined Non-Bargaining
            Retirement Plan.  (Filed and designated
            in Form 10-Q for the quarterly period ended
            September 30, 2000, File 1-15467, as Exhibit 99.2.)

EX - 10.27  Vectren Corporation Employment Agreement between
            Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.1.)

EX - 10.28  Vectren Corporation Employment Agreement between
            Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000(Filed and designated in Form 10-Q for the quarterly period ended June
            30, 2000, File 1-15467, as Exhibit 99.2.)

EX - 10.29  Vectren Corporation Employment Agreement between
            Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.3.)

EX - 10.30  Vectren Corporation Employment Agreement between
            Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.5.)



EX - 10.31  Vectren Corporation Employment Agreement between
            Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June
            30, 2000, File 1-15467, as Exhibit 99.6.)

EX - 10.32  Vectren Corporation Employment Agreement between
            Vectren Corporation and J. Gordon Hurst dated as of
            March 31, 2000. (Filed and designated in
            Form 10-Q for the quarterly period ended June 30, 2000, File 1-15467, as Exhibit 99.7.)

EX - 10.33  Vectren Corporation Employment Agreement between
            Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June
            30, 2000, File 1-15467, as Exhibit 99.8.)

EX - 12 Ratio of Ratio of Earning to Fixed Charges. (Filed herewith.)

EX - 99.1   Vectren Proxy Statement Pursuant to Section 14(a)
            of the Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph. (Filed herewith.)

EX - 99.2   Agreement and Plan of Merger dated as of June
            11,1999 among Indiana Energy, Inc.,
            SIGCORP, Inc. and Vectren Corporation (the ''Merger
            Agreement '').   (Filed and designated
            in Form S-4 to (No. 333-90763) filed on November
            12, 1999, File 1-15467, as Exhibit 2.)

EX - 99.3   Amendment No. 1 to the Merger Agreement dated
            December 14,1999 (Filed and designated
            in Current Report on Form 8-K filed December 16,
            1999, File 1-09091, as Exhibit 2.)

EX - 99.4   Amended and Restated Articles of Incorporation of
            Vectren Corporation effective March
            31,2000.  (Filed and designated in
            Current Report on Form 8-K filed April 12, 2000,
            File 1-15467, as Exhibit 4.1.)

EX - 99.5   Code of By-Laws of Vectren Corporation.
            (Filed and designated in Form S-3 (No
            333-5390) filed January 19, 2001, File 1-15467, as
            Exhibit 4.2.)

EX - 99.6   Shareholders Rights Agreement dated as of October
            21, 1999 between Vectren Corporation
            and Equiserve Trust Company, N.A., as Rights Agent.
            (Filed and designated in Form S-4 to
            (No. 333-90763) filed on November 12, 1999, File 1-
            15467, as Exhibit 4.)