Form 10-Q
period 2001-03-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2001-05-15
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 1-3553


            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
         -----------------------------------------------
     (Exact name of registrant as specified in its charter)

            INDIANA                           35-0672570
(State or other jurisdiction of            (I.R.S Employer
incorporation or organization)             Identification No.)


        20 N.W. Fourth Street, Evansville, Indiana 47741
       --------------------------------------------------
      (Address of principal executive offices and Zip Code)

                         (812)  465-5300
          ---------------------------------------------
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock -
     Without par value            15,754,826        May 10, 2001
---------------------------    ----------------     ------------
           Class               Number of shares         Date

                        TABLE OF CONTENTS


Item                                                     Page
Number                                                   Number
                PART I.  FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Southern Indiana Gas and Electric Company
          Balance Sheets                                  3-4
          Statements of Income                             5
          Statements of Cash Flows                         6
       Notes to Unaudited Financial Statements            7-12
  2    Management's Discussion and Analysis of Results
       of Operations and Financial Condition             13-18
  3    Quantitative and Qualitative Disclosure About
       Market Risk                                       18-19

                 PART II.  OTHER INFORMATION
  1    Legal Proceedings                                   20
  6    Exhibits and Reports on Form 8-K                    20
       Signatures                                          21

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         BALANCE SHEETS
                     (Unaudited - Thousands)

                                       March 31,         December 31,
            ASSETS                 2001        2000          2000
         ----------              ----------  ----------  ------------
Utility Plant at original cost:
  Electric                       $1,171,020  $1,142,496    $1,175,552
  Gas                               159,723     157,258       160,872
                                 ----------  ----------    ----------
                                  1,330,743   1,299,754     1,336,424
  Less: accumulated depre-
  ciation and amortization          661,008     626,545       650,499
                                 ----------  ----------  ------------
                                    669,735     673,209       685,925
  Construction work in
   progress                          57,646      55,909        52,582
                                 ----------  ----------  ------------
    Net utility plant               727,381     729,118       738,507
                                 ----------  ----------  ------------
Current Assets:
  Cash and cash equivalents           3,687       2,147         1,613
  Accounts receivable, less
   reserves of $2,409, 2,262
   and $2,639, respectively          56,571      34,743        49,554
  Accounts receivable from
   affiliated company                 9,872       8,183        27,829
  Accrued unbilled revenues          11,370      12,522        24,414
  Inventories                        27,399      31,657        31,055
  Recoverable fuel and natural
   gas costs                         35,996       6,210        28,703
  Other current assets                   14       2,239           312
                                 ----------  ----------  ------------
    Total current assets            144,909      97,701       163,480
                                 ----------  ----------  ------------
Other Investments and Property:
  Environmental improvement
   funds held by trustee              1,057       1,010         1,056
  Nonutility property and
   other, net                         2,924       2,924         1,960
                                 ----------  ----------  ------------
    Total other investments
     and property                     3,981       3,934         3,016
                                 ----------  ----------  ------------
Other Assets:
  Regulatory assets                  33,445      33,636        33,443
  Deferred charges, net              27,815      14,012        12,868
                                 ----------  ----------  ------------
    Total other assets               61,260      47,648        46,311
                                 ----------  ----------  ------------
TOTAL ASSETS                     $  937,531  $  878,401    $  951,314
                                 ==========  ==========  ============

The accompanying notes are an integral part of these financial statements.

               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            BALANCE SHEETS
                        (Unaudited - Thousands)


SHAREHOLDER'S EQUITY AND               March 31,         December 31,
LIABILITIES                         2001       2000         2000
                                  ---------  ---------   ------------
Capitalization:
  Common stock                     $ 78,258   $ 78,258       $ 78,258
  Retained earnings                 263,405    239,653        258,877
                                   --------  ---------      ---------
    Total common shareholder's
     equity                         341,663    317,911        337,135
  Cumulative nonredeemable
   preferred stock                   11,052     11,090         11,090
  Cumulative redeemable
   preferred stock                    5,300      7,500          5,300
  Cumulative special preferred
   stock                                460        576            576
  Long-term debt, net of current
   maturities                       291,550    237,602        237,799
                                  ---------  ---------   ------------
      Total capitalization, net
       of current maturities        650,025    574,679        591,900
                                  ---------  ---------   ------------
Commitments and Contingencies
 (Notes 6 and 7)

Current Liabilities:
  Current maturities of adjust-
   able rate bonds subject to
   tender                                 -     53,700         53,700
  Short-term borrowings              14,828     10,318         40,154
  Accounts payable to affiliated
   company                           31,266      6,468         11,486
  Accounts payable                   40,578     26,550         60,085
  Dividends payable                     142        103            144
  Accrued taxes                      23,246     18,757          9,956
  Accrued interest                    5,327      5,038          6,047
  Refunds to customers                4,229      1,863          3,543
  Deferred income taxes              10,271      1,483         11,295
  Other accrued liabilities           5,225     19,201         14,278
                                  ---------  ---------   ------------
    Total current liabilities       135,112    143,481        210,688
                                  ---------  ---------   ------------
Deferred Credits and Other
Liabilities:
  Deferred income taxes             112,145    119,421        112,122
  Unamortized investment tax
   credits                           15,606     17,015         15,944
  Accrued postretirement
   benefits other than pensions      14,554     12,889         14,054
  Accrued pensions                    6,668      8,862          6,310
  Other                               3,421      2,054            296
                                  ---------  ---------   ------------
     Total deferred credits and
      other liabilities             152,394    160,241        148,726
                                  ---------  ---------   ------------
TOTAL SHAREHOLDER'S EQUITY AND
 LIABILITIES                      $ 937,531  $ 878,401      $ 951,314
                                  =========  =========   ============

The accompanying notes are an integral part of these financial statements.

               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF INCOME
                        (Unaudited - Thousands)

                                Three Months        Twelve Months
                               Ended March 31,     Ended March 31,
                               2001      2000      2001       2000
                              --------  -------- ---------  ---------
OPERATING REVENUES:
  Electric revenues           $ 88,209  $ 72,990 $ 351,628  $ 309,572
  Gas revenues                  51,950    29,227   132,007     67,741
                              --------  -------- ---------  ---------
   Total operating revenues    140,159   102,217   483,635    377,313
                              --------  -------- ---------  ---------
COST OF OPERATING REVENUES:
  Cost of fuel and
   purchased power              31,137    21,678   121,552     94,494
  Cost of gas                   41,458    19,634   100,727     39,741
   Total cost of operating
    revenues                    72,595    41,312   222,279    134,235
                              --------  -------- ---------  ---------
      Total margin              67,564    60,905   261,356    243,078
                              --------  -------- ---------  ---------
OPERATING EXPENSES:
  Operations and
   maintenance                  23,441    21,238   105,256     94,667
  Merger and integration
   costs                           388    12,357     2,103     12,357
  Depreciation and
   amortization                 11,084    11,490    42,808     45,140
  Income taxes                   9,041     4,237    29,636     23,334
  Taxes other than income
   taxes                         3,626     3,233    13,651     12,951
                              --------  -------- ---------  ---------
   Total operating expenses     47,580    52,555   193,454    188,449
                              --------  -------- ---------  ---------
OPERATING INCOME                19,984     8,350    67,902     54,629

OTHER INCOME-NET                   859       699     4,834      3,416
                              --------  -------- ---------  ---------
INCOME BEFORE INTEREST AND
  PREFERRED STOCK DIVIDEND      20,843     9,049    72,736     58,045

INTEREST EXPENSE                 5,256     4,783    20,367     19,518
                              --------  -------- ---------  ---------
INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE          15,587     4,266    52,369     38,527

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE-
  NET OF TAX                     3,938         -     3,938          -
                              --------  -------- ---------  ---------
NET INCOME                      19,525     4,266    56,307     38,527

PREFERRED STOCK DIVIDEND           238       268       987      1,076
                              --------  -------- ---------  ---------
NET INCOME APPLICABLE TO
  COMMON SHAREHOLDER          $ 19,287  $  3,998 $  55,320  $  37,451
                              ========  ======== =========  =========

The accompanying notes are an integral part of these financial statements.

               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        STATEMENTS OF CASH FLOWS
                        (Unaudited - Thousands)

                                                   Three Months
                                                  Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES              2001       2000
                                               ---------  ---------
 Net income                                    $ 19,525   $  4,266
 Adjustments to reconcile net income to cash
   provided from operating activities -
   Depreciation and amortization                 11,084     11,490
   Deferred income taxes and investment tax
    credits                                        (519)    (2,430)
   Allowance for funds used during
    construction                                   (329)         -
   Cumulative effect of accounting change        (3,938)         -
   Unrealized gain on derivatives                (5,498)         -
 Changes in assets and liabilities -
   Receivables - net                             23,984     (1,927)
   Inventories                                    3,656      9,802
   Recoverable fuel and natural gas costs        (7,293)      (625)
   Regulatory assets                                 (2)      (843)
   Accounts payable                                 273       (235)
   Accrued taxes                                  8,849      9,961
   Refunds to customers                             686     (3,512)
   Other assets and liabilities                  (4,488)     6,377
                                               ---------  ---------
   Total adjustments                             26,465     28,058
                                               ---------  ---------
     Net cash flows from operating activities    45,990     32,324
                                               ---------  ---------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
 Retirement of preferred stock                     (153)      (117)
 Proceeds from long-term debt                         -          -
 Net change in short-term borrowings            (25,275)    (6,412)
 Dividends on common and preferred stock         (8,842)    (8,793)
 Other                                                -        (72)
                                               ---------  ---------
     Net cash flows (required for)
      financing activities                      (34,270)   (15,394)
                                               ---------  ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
 Capital expenditures                            (8,595)   (14,944)
 Other                                           (1,051)      (288)
                                               ---------  ---------
     Net cash flows (required for) investing
      activities                                 (9,646)   (15,232)
                                               ---------  ---------
Net increase (decrease) in cash                   2,074      1,698

Cash and cash equivalents at beginning of
 period                                           1,613        449
                                               ---------  ---------
Cash and cash equivalents at end of period     $  3,687   $  2,147
                                               =========  =========

                                                   Twelve Months
                                                  Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES              2001       2000
                                               ---------  ---------
 Net income                                    $ 56,307   $ 38,527
 Adjustments to reconcile net income to cash
   provided from operating activities -
   Depreciation and amortization                 42,808     45,140
   Deferred income taxes and investment tax
    credits                                       1,924      1,123
   Allowance for funds used during
    construction                                 (2,380)      (296)
   Cumulative effect of accounting change        (3,938)         -
   Unrealized gain on derivatives                (5,498)         -
 Changes in assets and liabilities -
   Receivables - net                            (21,252)    (8,162)
   Inventories                                    4,258     10,246
   Recoverable fuel and natural gas costs       (29,785)    (1,741)
   Regulatory assets                              1,425       (222)
   Accounts payable                              43,520      7,292
   Accrued taxes                                    436      3,306
   Refunds to customers                           2,366     (1,610)
   Other assets and liabilities                 (10,204)     5,869
                                               ---------  ---------
   Total adjustments                             23,680     60,945
                                               ---------  ---------
     Net cash flows from operating activities    79,987     99,472
                                               ---------  ---------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
 Retirement of preferred stock                   (2,352)      (116)
 Proceeds from long-term debt                         -     25,000
 Net change in short-term borrowings             (2,072)   (72,483)
 Dividends on common and preferred stock        (29,705)   (32,556)
 Other                                            2,844      3,144
                                               ---------  ---------
     Net cash flows (required for) from
      financing activities                      (31,285)   (77,011)
                                               ---------  ---------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
 Capital expenditures                           (45,103)   (61,681)
 Other                                           (2,059)    (1,345)
                                               ---------  ---------
     Net cash flows (required for) investing
      activities                                (47,162)   (63,026)
                                               ---------  ---------
Net increase (decrease) in cash                   1,540    (40,565)

Cash and cash equivalents at beginning of
 period                                           2,147     42,712
                                               ---------  --------
Cash and cash equivalents at end of period     $  3,687   $  2,147
                                               =========  =========

The accompanying notes are an integral part of these financial statements.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  Organization and Nature of Operations

Southern Indiana Gas and Electric Company (SIGECO) operates as a separate wholly owned subsidiary of Vectren Corporation (Vectren) and provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP), SIGECO's former parent company. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax- free exchange of shares that has been accounted for as a pooling-of-interests. The merger did not affect SIGECO's preferred stock or debt securities.

2.  Basis of Presentation

The interim financial statements included in this report have been prepared by SIGECO, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. SIGECO believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These financial statements and related notes should be read in conjunction with SIGECO's audited annual financial statements for the year ended December 31, 2000 filed on Form 10-K. Because of the seasonal nature of SIGECO's operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

Certain reclassifications have been made to prior period financial statements to conform with the current year classification. These reclassifications have no impact on previously reported net income.

3.  Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $0.4 million and $2.1 million, respectively. These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Merger costs are reflected in the financial statements of the subsidiaries in which merger savings are expected to be realized. The accrual remaining for such costs at March 31, 2001 was $0.4 million. The continued merger integration activities will be substantially completed in 2001.

4.  Long - Term Debt

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Balance Sheets as current liabilities.
Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30 % to 4.75 %, and the interest rate on the $22.2 million Series C bonds increased from 4.45 % to 5.00 %.

5.  New Accounting Principle

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

A limited number of SIGECO's contracts are defined as derivatives under SFAS 133. These derivatives are forward physical contracts for both the purchase and sale of electricity.

SIGECO uses derivative and non-derivative forward contracts in its power marketing operations to effectively manage the utilization of its generation capacity. Certain forward sales contracts are used to sell the excess generation capacity of SIGECO when demand conditions warrant this activity. These contracts involve the normal sale of electricity and therefore do not require fair value accounting under SFAS 133. Certain forward purchase and sale contracts entered into as part of "buy-sell" transactions with other utilities and power marketers are derivatives but do not qualify for hedge accounting. The mark to market impact of these derivatives upon adoption of SFAS 133 is reflected as part of the transition adjustment recorded to
earnings on January 1, 2001.   This cumulative impact is an
earnings gain of approximately $6.3 million ($3.9 million after tax).

As of March 31, 2001, the fair value of power marketing derivative contracts total $11.8 million and is included in deferred charges, net in the Balance Sheets. The difference between the current market value and the market value on the date of adoption of $5.5 million is reflected in cost of fuel and purchased power in the Statements of Income.

6.  Contingencies

SIGECO is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the litigation matter related to the Clean Air Act (See Note 7), there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on its financial position or results of operations.

7.  Environmental Matters

NOx SIP Call Matter
In October 1997, the United States Environmental Protection Agency (USEPA) proposed a rulemaking that could require uniform nitrogen oxide (NOx) emissions reductions of 85 % by utilities and other large sources in a 22-state region spanning areas in the Northeast, Midwest, Great Lakes, Mid-Atlantic and South.
This rule is referred to as the "NOx SIP call." The USEPA provided each state a proposed budget of allowed NOx emissions, a key ingredient of ozone, requiring a significant reduction of such emissions. Under that budget, utilities may be required to reduce NOx emissions to a rate of 0.15 lb/mmBtu below levels already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

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

On March 3, 2000, the United States Circuit Court of Appeals for the District of Columbia (D.C. Court of Appeals) upheld the USEPA's October 27, 1998 final rule requiring 23 states and the District of Columbia to file revised SIPs with the USEPA. Numerous petitioners, including several states, filed petitions for rehearing with the D.C. Court of Appeals. On June 22, 2000, the D.C. Court of Appeals denied petition for rehearing en banc. Following this decision, on August 30, 2000, the D.C. Court of Appeals issued an extension of the SIP Call implementation deadline to May 31, 2004. On September 20, 2000, petitioners filed a Petition of Writ of Certiori with the United States Supreme Court requesting review of the D.C. Court of Appeals March 3, 2000 Order, which was denied. Therefore, SIGECO's compliance date remains May 31, 2004.

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 % reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 %. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually.

Culley Generating Station Investigation Matter
The USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications and operations changes. The focus of the investigation was to determine whether new source performance standards should be applied to the modifications and whether the best available control technology was, or should have been, used. Numerous other electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for similar compliance. SIGECO responded to all of the USEPA's data requests during the investigation. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to the investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

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

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and management believes that no significant issues will arise from this request.

8.  Rate and Regulatory Matters

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. SIGECO is allowed full recovery of such changes in purchased gas and fuel costs for its retail customers through commission-approved gas and fuel cost adjustment mechanisms.

As a result of the ongoing appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the Indiana Office of Utility Consumer Counselor (OUCC) that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC on August 9, 2000, has been extended by agreement through March 2002.
Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

9.  Affiliate Transactions

Certain wholly owned subsidiaries of Vectren began providing support services to SIGECO beginning April 1, 2000. As of March 31, 2000, certain assets owned by SIGECO were contributed to a wholly owned subsidiary of Vectren (Vectren Resources, LLC). The contribution of assets was reflected as a reduction of common shareholder's equity and is omitted from the Statements of Cash Flows. Vectren Resources, LLC provides asset services to SIGECO, the fee for which is reflected in operation and maintenance expense in the accompanying financial statements. Services provided include corporate-level management services, information technology, financial, human resources, purchasing, building and fleet services. For the three and twelve months ended March 31, 2001, amounts billed by other wholly owned subsidiaries of Vectren to SIGECO were approximately $11.1 million and $41.1 million, respectfully. Prior to April 1, 2000, these costs were incurred by SIGECO directly.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2001 and 2000 were $10.4 million and $6.6 million respectively. Amounts paid for such purchases for the twelve months ended March 31, 2001 and 2000 were $28.6 million and $22.2 million, respectively.

SIGECO also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

Amounts owed to wholly owned subsidiaries of Vectren as of March 31, 2001, March 31, 2000 and December 31, 2000 totaled $31.3 million, $6.5 million and $11.5 million, respectively, and are included in accounts payable to affiliated company. Amounts due from wholly owned subsidiaries of Vectren as of March 31, 2001, March 31, 2000 and December 31, 2000 totaled $9.9 million, $8.2 million, and $27.8 million, respectively, and are included in accounts receivable from affiliated company.

10.  Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

There were two operating segments of SIGECO during the reported periods: (1) Electric Utility Services and (2) Gas Utility Services. The Electric Utility Services segment generates, transmits, distributes and sells electricity within primarily southwestern Indiana and in periods of under utilized capacity, sells excess electricity to other wholesale customers. The Gas Utility Services segment distributes, transports and sells natural gas to Evansville, Indiana and 64 communities in ten counties in southwestern Indiana. Revenues for each segment are principally attributable to customers in the United States. Effective January 1, 2001, SIGECO announced the reorganization of its utility operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, SIGECO will report segment information as Gas Utility Services and Electric Utility Services.

Certain information relating to SIGECO's business segments is presented below.

                                             Three Months
                                           Ended March 31,
In thousands                                2001      2000
                                         ---------  ---------
Operating Revenues:
  Electric Utility Services                 $88,209   $72,990
  Gas Utility Services                       51,950    29,227
                                          ---------  --------
   Total operating revenues                $140,159  $102,217
                                          =========  ========
Net Income Applicable to
  Common Shareholder:
  Electric Utility Services                 $16,869    $2,607
  Gas Utility Services                        2,418     1,391
                                          ---------   -------
   Net income applicable to common
    shareholder                             $19,287    $3,998
                                          =========  ========


                                            Twelve Months
                                           Ended March 31,
In thousands                                2001      2000
                                         ---------  ---------
Operating Revenues:
  Electric Utility Services                $351,628  $309,572
  Gas Utility Services                      132,007    67,741
                                          --------- ---------
   Total operating revenues                $483,635  $377,313
                                          ========= =========
Net Income Applicable to
  Common Shareholder:
  Electric Utility Services                 $51,072   $35,017
  Gas Utility Services                        4,248     2,434
                                          --------- ---------
   Net income applicable to
     common shareholder                     $55,320   $37,451
                                          =========  ========



                              March 31, March 31,   December 31,
                                2001       2000         2000
                              --------- ---------   ------------
Identifiable Assets:
  Electric Utility Services    $788,506   $755,884      $799,104
  Gas Utility Services          149,025    122,517       152,210
                               --------  ---------     ---------
   Total identifiable
    assets                      937,531   $878,401      $951,314
                              =========  =========     =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                   Description of the Business

Southern Indiana Gas and Electric Company (SIGECO) operates as a separate wholly owned subsidiary of Vectren Corporation (Vectren) and provides generation, transmission, distribution and the sale of electric power to Evansville, Indiana, and 74 other communities, and the distribution and sale of natural gas to Evansville, Indiana, and 64 communities in ten counties in southwestern Indiana.

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP), SIGECO's former parent company. On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax- free exchange of shares that has been accounted for as a pooling-of-interests. The merger did not affect SIGECO's preferred stock or debt securities.

                      Results of Operations

Net Income Applicable to Common Shareholder

For the three months ended March 31, 2001, net income applicable to common shareholder was $19.3 million. Net income applicable to common shareholder before merger and integration costs and the cumulative effect of the accounting change (adoption of FAS 133) was $15.6 million, compared to net income applicable to common shareholder before merger and integration costs for the first quarter of 2000 of $13.0 million. (See discussion of merger and integration costs and cumulative effect of change in accounting principle below.)

For the twelve months ended March 31, 2001, net income applicable to common shareholder was $55.3 million. Net income applicable to common shareholder before merger and integration costs and the cumulative effect of the accounting change (adoption of FAS 133) was $53.2 million, compared to net income applicable to common shareholder before merger and integration costs for the twelve months ended March 31, 2000 of $46.5 million.

Utility Margin (Operating Revenues Less Cost of Fuel, Purchased
Power and Cost of Gas)

Electric Utility Margin
Electric Utility margin for the three months ended March 31, 2001 of $57.1 million, increased $5.8 million, or 11 %, over 2000 primarily due to a $5.5 million gain recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133).

Electric Utility margin for the twelve months ended March 31, 2001 of $230.1 million, increased $15.0 million, or 7 % over 2000 primarily due to the current quarter $5.5 million gain recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The remaining $9.5 million increase results from increased margin from sales to wholesale energy markets with volumes increasing 69 % over 2000, and a 5 % increase in sales to retail customers for the period due to the impact of colder weather on retail electric heating sales and an increasing customer base.

Total cost of fuel for electric generation and purchased power increased $9.5 million, or 44 %, and $27.1 million, or 29 %, for the three and twelve month periods ended March 31, 2001, compared to the same periods in the prior year due primarily to increased purchased power related to the greater sales to other utilities and power marketers.

Gas Utility Margin
Gas Utility margin for the three months ended March 31, 2001 of $10.5 million increased $0.9 million, or 9 %, compared to 2000. The increase is due to an 8 % increase in throughput resulting primarily from temperatures being 16 % colder than the previous year. These favorable impacts were partially offset by reduced consumption and the cost of unaccounted for gas due to much higher gas costs (see below).

Total cost of gas sold was $41.5 million for the three months ended March 31, 2001 compared to $19.6 million in 2000. This increase of $21.8 million, or 111 % is primarily due to significantly higher average per unit purchased gas costs. The total average cost per dekatherm of gas purchased by SIGECO for the three months ended March 31, 2001 was $6.74 compared to $3.86 for the same period in 2000.

Gas Utility margin for the twelve months ended March 31, 2001 of $31.3 million increased $3.3 million, or 12 %, compared to 2000. The increase is due to a 15 % increase in throughput resulting primarily from temperatures being 27 % colder than the previous year and a 2 % increase in the residential customer base. These favorable impacts on gas margin were partially offset by the cost of unaccounted for gas due to higher gas costs.

Total cost of gas sold was $100.7 million for the twelve months ended March 31, 2001 and $39.7 million in 2000. This increase of $61.0 million, or 153 %, compared to 2000 is primarily due to significantly higher per unit purchased gas costs.

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. SIGECO is allowed full recovery of such charges in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001, SIGECO has experienced and may continue to experience higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold.

Operating Expenses

Operations and Maintenance
Operations and maintenance expenses increased $2.2 million, or 10 %, for the three months ended March 31, 2001 compared to the prior year, and operations and maintenance expenses increased $10.6 million, or 11 % for the twelve months ended March 31, 2001. The increases reflect primarily higher general and administrative costs and plant and system maintenance.

Depreciation and Amortization
Depreciation and amortization decreased $0.4 million and $2.3 million, respectively, for the three and twelve months ended March 31, 2001 compared to the prior year due to the contribution of certain information systems and equipment to a wholly owned subsidiary of Vectren.

Income Taxes
Federal and state income taxes increased $4.8 million and $6.3 million for the three and twelve months ended March 31, 2001,respectively, compared to the prior year due primarily to higher pre-tax earnings, partially offset by normal effective tax rates in 2001. The effective tax rate for the three month period in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.4 million and $0.7 million, respectively, for the three and twelve month periods ended March 31, 2001. The increases result from increases in gross receipts and property taxes.

Merger and Integration Costs

These costs relate primarily to transaction costs, severance, and other merger and integration activities such as signage and vehicle identification changes. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be substantially completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

For the three months ended March 31, 2001, merger and integration costs totaled $0.4 million ($0.2 million after tax), compared to $12.4 million ($9.0 million after tax) for the same period in 2000. For the twelve months ended March 31, 2001, merger and integration costs totaled $2.1 million ($1.8 million after tax), compared to $12.4 million ($9.0 million after tax) for the same period in 2000.

Other Income, Net

Other income, net increased $0.2 million and $1.4 million for the three and twelve months ended March 31, 2001 compared to the prior year due to increased allowance for funds used during construction (AFUDC) resulting from increased utility plant construction in progress.

Interest Expense

Interest expense increased by $0.5 million and $0.8 million, respectively, for the three and twelve months ended March 31, 2001, when compared to the prior year. The increases were due primarily to increased working capital requirements resulting from higher natural gas prices.

                     Other Operating Matters

New Accounting Principle and Cumulative Effect of Change in
Accounting Principle

See Note 5 in the financial statements regarding the adoption of SFAS 133, as amended.

Realignment

Effective January 1, 2001, SIGECO announced the reorganization of its utility operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, SIGECO will report segment information as Gas Utility Services and Electric Utility Services.

                       Financial Condition

Environmental and Regulatory Matters

See Notes 7 and 8 in SIGECO's financial statements included in
Part I, Item 1 regarding matters affecting operations including
Clean Air Act compliance (Note 7) and purchased power costs recovery (Note 8).

Liquidity and Capital Resources

SIGECO's capitalization objective is 40-55 % permanent capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. SIGECO's common equity component was 53 %, 51 % and 52 % of total capitalization, including current maturities of long-term debt, at March 31, 2001, March 31, 2000 and December 31, 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher during other periods due to the higher natural gas costs.

Cash Flow from Operations
SIGECO's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $46.0 million and $32.3 million for the three months ended March 31, 2001 and 2000, respectively, and $80.0 million and $99.5 million for the twelve months ended March 31, 2001 and 2000, respectively.

Cash flow from operations increased during the three months ended
March 31, 2001 compared to 2000 by $13.7 million due to increased collections on accounts receivable offset by increased working capital requirements due to higher gas costs.

Cash flow from operations decreased during the twelve months ended March 31, 2001 compared to 2000 by $19.5 million, due to increased working capital requirements due to higher gas costs offset by decreased merger and integration costs.

SIGECO expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $34.3 million for the three months ended March 31, 2001 includes $25.3 million of reductions in net borrowings and preferred stock and $8.8 million common and preferred stock dividends. This is an increase in cash required for financing activities when compared to the three months ended March 31, 2000 of $18.9 million. The increase is primarily due to increased payments on short-term borrowings from internally generated funds in 2001.

Cash flow required for financing activities of $31.3 million for the twelve months ended March 31, 2001 includes $4.4 million of reductions in net borrowings and preferred stock and $29.7 million of common and preferred stock dividends. This is a decrease in cash requirements for financing activities of $45.7 million over the same period in the prior year due primarily to a decrease in short-term borrowings being paid down in 2001.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Balance Sheets as current liabilities.
Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30 % to 4.75 %, and the interest rate on the $22.2 million Series C bonds increased from 4.45 % to
5.00 %.

At March 31, 2001, SIGECO has approximately $74 million of short-term borrowing capacity for use in its operations, of which approximately $59 million is available.

SIGECO's credit rating on outstanding debt at March 31, 2001 was A/A1.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $9.6 million and $47.2 for the three and twelve months ended March 31, 2001 is comprised mainly of capital expenditures. Cash requirements for investing activities have decreased from prior year requirements primarily due a decrease in capital expenditures for utility plant.

New construction, normal system maintenance and improvements, and technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2001 are estimated at $88 million.

                   Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

   * Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

   * Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

SIGECO undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

SIGECO is exposed to market risks associated with interest rates,
commodity prices and counterparty credit.   The company employs a
variety of risk management policies to monitor and control these risks including the use of both derivative and non-derivative financial instruments. The company does not presently utilize financial instruments for trading or speculative purposes.

Interest Rate Risk

SIGECO attempts to mitigate its exposure to interest rate fluctuations through management of its short-term borrowings. An internal guideline to manage short-term interest rate exposure has been established. This guideline targets a maximum of 25% of the company's total debt portfolio to consist of adjustable rate bonds with a maturity of less than one year, short-term notes and commercial paper. However, SIGECO acknowledges that there may be times during the business cycle that the guideline may be exceeded. At March 31, 2001, SIGECO's short-term debt represented 5 % of the company's total debt portfolio, due primarily to resetting of adjustable rate bonds for a five year period, offset by increased working capital requirements resulting from higher purchased gas costs and increased customer consumption.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes and lines of credit. These instruments have interest rates indexed to short-term market interest rates. At March 31, 2001, March 31, 2000 and December 31, 2000, the combined borrowings under these facilities totaled $14.8 million, $10.3 million and $40.2 million, respectively. Based upon average borrowing rates under these facilities during the three months ended March 31, 2001 and 2000, an increase of 100 basis points (1 %) in the rates would have increased interest expense by $0.1 for both periods. For the twelve months ended March 31, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $0.3 million and $0.5 million, respectively.

Commodity Price Risk

SIGECO not currently exposed to market risks for purchases of natural gas and electric energy for its retail customers due to current Indiana regulations which allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

SIGECO's wholesale power marketing activities manage the utilization of available generating capability through forward sale contracts of electricity. Such contracts are used during periods when SIGECO's available generating capability is expected to exceed the demands of its retail, or native load, customers. These activities expose the company to electricity market price risk. To minimize the risk related to these forward contracts, call option contracts to hedge against the unexpected loss of its generating capability during periods of heavy demand may be used. SIGECO also utilizes forward physical contracts for the wholesale purchase of generating capability to resell to other utilities and power marketers through non-firm "buy-resell" transactions where the sale and purchase prices of power are concurrently set. Management believes exposure from these positions was not material.

Counterparty Credit Risk

SIGECO is also exposed to counterparty credit risk when a customer or supplier defaults upon a contract to pay or deliver the commodity. To mitigate these risks, procedures to determine and monitor the creditworthiness of counterparties have been established.

            SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                      PART II - OTHER ITEMS


ITEM 1.  LEGAL PROCEEDINGS

SIGECO is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception litigation matter related to the Clean Air Act (See
Note 7), there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on the financial position or results of operations.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On January 26, 2001, SIGECO filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2000, and Vectren declared a quarterly common stock dividend and SIGECO declared a preferred stock dividend. Both dividends were payable on March 1, 2001. The financial information was released to the public through this filing.
   Item 7.  Exhibits
         99.1 - Press Release - Fourth Quarter 2000 Vectren Earnings
         99.2 - Financial Analyst Report - Fourth Quarter 2000
         99.3 - Press Release - Declaration of Common Stock Dividend
         99.4 - Press Release - Declaration of SIGECO 4.8% Preferred Stock Dividend
         99.5 - Analyst Teleconference Script - Fourth Quarter 2000
         99.6 - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

On February 21, 2001, SIGECO filed a Current Report on Form 8-K with respect to the release of financial information regarding the Company's results of operations and financial position for the year ended December 31, 2000. The financial information was released to the public through this filing.
   Item 5.  Other Events
   Item 7.  Exhibits
          99.1 - Unaudited Balance Sheets as of December 31, 2000 and 1999 and the unaudited Statements of Income for the years ended December 31, 2000, 1999 and 1998 of SIGECO

         99.2 - Cautionary Statement for Purposes of the "Safe
         Harbor" Provisions of the Private Securities Litigation
         Reform Act of 1995

On March 29, 2001, SIGECO filed a Current Report on Form 8-K with respect to the settlement between the Indiana Gas Company, Inc. (IGC) (subsidiary company of Vectren Corporation), the Indiana Office of the Utility Consumer Counselor, and the Citizens Action Coalition of the appeals surrounding the Indiana Utility Regulatory Commission's January 4, 2001 order that disallowed $3.8 million of gas cost recovery by IGC.
   Item 5.  Other Events
   Item 7.  Exhibits
         99.1 -  Press Release
         99.2 -  Forward Looking Statements

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
      Registrant





May 14, 2001               /s/Jerome A. Benkert, Jr.
                           -----------------------------
                           Jerome A. Benkert, Jr.
                           Executive Vice President and
                           Chief Financial Officer


                           /s/M. Susan Hardwick
                           --------------------------------
                           M. Susan Hardwick
                           Vice President and Controller