Form 10-Q
period 2001-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2001-08-14
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                    -----------------  -----------------

                          Commission file number 1-3553


                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                       35-0672570
(State or other jurisdiction of                        (I.R.S Employer
incorporation or organization)                         Identification No.)


                20 N.W. Fourth Street, Evansville, Indiana 47741
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
                               ------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock -Without par value     15,754,826         August 10, 2001
-------------------------------------     ----------         ---------------
                   Class                  Number of shares   Date

                                TABLE OF CONTENTS


Item                                                                   Page
Number                                                                 Number
                          PART I. FINANCIAL INFORMATION
      1        Financial Statements (Unaudited)
               Southern Indiana Gas and Electric Company
                  Condensed Balance Sheets                              3-4
                  Condensed Statements of Operations                     5
                  Condensed Statements of Cash Flows                     6
               Notes to Condensed Unaudited Financial Statements        7-14
      2        Management's Discussion and Analysis of Results
               of Operations and Financial Condition                   15-20
      3        Quantitative and Qualitative Disclosure About
               Market Risk                                             20-21

                           PART II. OTHER INFORMATION
      1        Legal Proceedings                                        22
      6        Exhibits and Reports on Form 8-K                         22
               Signatures                                               23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                             CONDENSED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                         June 30,   December 31,
          ASSETS                                           2001          2000
          ------                                       -----------   ----------
Utility Plant at original cost:
     Electric                                           $1,171,249   $1,175,552
     Gas                                                   160,000      160,872
                                                        ----------   ----------
                                                         1,331,249    1,336,424
     Less: accumulated depreciation and amortization       669,382      650,499
                                                        ----------   ----------
                                                           661,867      685,925
     Construction work in progress                          65,772       52,582
                                                        ----------   ----------
        Net utility plant                                  727,639      738,507
                                                        ----------   ----------

Current Assets:
     Cash and cash equivalents                                 748        1,613
     Accounts receivable, less reserves of $2,598 and
        $2,639, respectively                                43,620       49,554
     Accounts receivable from affiliated company                 -       27,829
     Accrued unbilled revenues                              13,365       24,414
     Inventories                                            29,659       31,055
     Recoverable fuel and natural gas costs                 19,947       28,703
     Other current assets                                    2,601          312
                                                        ----------   ----------
        Total current assets                               109,940      163,480
                                                        ----------   ----------

Other Investments and Property:
     Environmental improvement funds held by trustee         1,071        1,056
     Nonutility property and other, net                      2,924        1,960
                                                        ----------   ----------
        Total other investments and property                 3,995        3,016
                                                        ----------   ----------
Other Assets:
     Regulatory assets                                      33,368       33,443
     Deferred charges, net                                  22,645       12,868
                                                        ----------   ----------
        Total other assets                                  56,013       46,311
                                                        ----------   ----------
TOTAL ASSETS                                            $  897,587   $  951,314
                                                        ==========   ==========


   The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                           June 30, December 31,
       SHAREHOLDER'S EQUITY AND LIABILITIES                  2001        2000
       ------------------------------------               --------- -----------

Capitalization:
     Common stock                                          $ 78,258   $ 78,258
     Retained earnings                                      256,921    258,877
                                                           --------   --------
        Total common shareholder's equity                   335,179    337,135
     Cumulative nonredeemable preferred stock                 8,852      8,890
     Cumulative redeemable preferred stock                    7,500      7,500
     Cumulative special preferred stock                         460        576
     Long-term debt, net of current maturities              291,601    237,799
                                                           --------   --------

         Total capitalization, net of current maturities    643,592    591,900
                                                           --------   --------
Commitments and Contingencies (Notes 6 through 8)

Current Liabilities:
     Current maturities of adjustable rate bonds
       subject to tender                                          -     53,700
     Short-term borrowings                                    8,888     40,154
     Notes payable to affiliated company                     32,300          -
     Accounts payable to affiliated company                  16,519     11,486
     Accounts payable                                        23,548     60,085
     Dividends payable                                          142        144
     Accrued taxes                                            3,428      9,956
     Accrued interest                                         5,980      6,047
     Refunds to customers                                     2,765      3,543
     Deferred income taxes                                    9,246     11,295
     Other accrued liabilities                                4,652     14,278
                                                           --------   --------
        Total current liabilities                           107,468    210,688
                                                           --------   --------
Deferred Credits and Other Liabilities:
     Deferred income taxes                                  107,822    112,122
     Unamortized investment tax credits                      15,267     15,944
     Accrued postretirement benefits other
       than pensions                                         14,991     14,054
     Accrued pensions                                         4,818      6,310
     Other                                                    3,629        296
                                                           --------   --------
        Total deferred credits and other liabilities        146,527    148,726
                                                           --------   --------
TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES                 $897,587   $951,314
                                                           ========   ========


    The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                        CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited - Thousands)

                                            Three Months           Six Months
                                            Ended June 30,        Ended June 30,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
OPERATING REVENUES:
    Electric revenues                    $ 95,020   $ 78,289   $183,229   $151,279
    Gas revenues                           11,351     14,182     63,301     43,409
                                         --------   --------   --------   --------
      Total operating revenues            106,371     92,471    246,530    194,688
                                         --------   --------   --------   --------

COST OF OPERATING REVENUES:
    Cost of fuel and purchased power       51,519     26,423     82,656     48,101
    Cost of gas                             4,529      7,012     45,987     26,646
                                         --------   --------   --------   --------
      Total cost of operating revenues     56,048     33,435    128,643     74,747
                                         --------   --------   --------   --------
         Total margin                      50,323     59,036    117,887    119,941


OPERATING EXPENSES:
    Operations and maintenance             25,364     28,505     48,891     49,743
    Merger and integration costs                -      1,402        302     13,759
    Restructuring costs                     4,344          -      4,344          -
    Depreciation and amortization          11,053     10,712     22,137     22,202
    Income taxes                              666      4,610      9,707      8,847
    Taxes other than income taxes           3,227      3,107      6,853      6,340
                                         --------   --------   --------   --------
      Total operating expenses             44,654     48,336     92,234    100,891
                                         --------   --------   --------   --------
OPERATING INCOME                            5,669     10,700     25,653     19,050

OTHER INCOME-NET                              928        892      1,787      1,591

INTEREST EXPENSE                            5,117      4,866     10,373      9,649
                                         --------   --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE          1,480      6,726     17,067     10,992

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE-NET OF TAX            -          -      3,938          -
                                         --------   --------   --------   --------
NET INCOME                                  1,480      6,726     21,005     10,992

PREFERRED STOCK DIVIDEND                      242        267        480        535
                                         --------   --------   --------   --------

NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                   $  1,238   $  6,459   $ 20,525   $ 10,457
                                         ========   ========   ========   ========

     The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited - Thousands)

                                                         Six Months
                                                        Ended June 30,
                                                    --------------------
                                                      2001        2000
                                                    --------    --------

NET CASH FLOWS FROM OPERATING ACTIVITIES            $ 35,620    $ 34,095
                                                    --------    --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
    Retirement of preferred stock                       (153)       (117)
    Net change in short-term borrowings and notes
    payable to affiliated company                      1,136       6,898
    Dividends on common and preferred stock          (16,808)    (14,647)
    Other                                                (15)      2,253
                                                    --------    --------
        Net cash flows (required for) financing
          activities                                 (15,840)     (5,613)
                                                    --------    --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
    Capital expenditures                             (18,511)    (25,243)
    Change in nonutility property                       (964)     (1,298)
    Other                                             (1,170)     (1,550)
                                                    --------    --------
        Net cash flows (required for) investing
          activities                                 (20,645)    (28,091)
                                                    --------    --------
Net increase (decrease) in cash                         (865)        391

Cash and cash equivalents at beginning of period       1,613         449
                                                    --------    --------

Cash and cash equivalents at end of period          $    748    $    840
                                                    ========    ========


    The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

2.       Basis of Presentation

The interim condensed financial statements included in this report have been prepared by SIGECO, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. SIGECO believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with SIGECO's audited annual financial statements for the year ended December 31, 2000 filed on Form 10-K. Because of the seasonal nature of SIGECO's operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.       Merger and Integration Costs

Merger and integration costs incurred for the three and six months ended June 30, 2001 were zero and $0.3 million, respectively, and for the three and six months ended June 30, 2000 totaled $1.4 million and $13.8 million, respectively. The continued merger integration activities will be completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $14.4 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance costs and $6.7 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger. At June 30, 2001, the accrual remaining for such costs totaled $0.3 million, all related to severance costs. Of the $14.4 million expensed, the remaining $7.0 million was expensed through June 30, 2001 ($6.7 million in 2000 and $0.3 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

4.       Restructuring Costs

In June 2001, the management and board of directors of SIGECO's parent company, Vectren, approved a plan to restructure primarily, its regulated operations. The restructuring plan will involve the elimination of administrative and supervisory positions in its utility operations and corporate office. Restructuring and related charges of $4.3 million were expensed during the second quarter for severance, related benefits and other employee related costs.

These charges include expected cash payments of $3.5 million for employee separation benefits including severance, healthcare and outplacement services. Expected cash payments are associated with the separation of approximately 35 employees. Employees are expected to begin exiting the business beginning August 2001. These charges also include a non-cash charge of $0.8 million related to the curtailment of a post retirement medical plan which included the impacted employees.

As of June 30, 2001, there have been no charges against the accrual for employee separation benefits, which is included in other current liabilities. The restructuring program will be substantially completed by December 31, 2001.

5.       Long - Term Debt

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30% to 4.75%, and the interest rate on the $22.2 million Series C bonds increased from 4.45% to 5.00%.

6.       Contingencies

SIGECO is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the litigation matter related to the Culley Generating Station Investigation Matter (See Note
7), there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on its financial position or results of operations.

7.       Environmental Matters

NOx SIP Call Matter
On October 27, 1998, the United States Environmental Protection Agency (USEPA) issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355) that required uniform nitrogen oxide (NOx) emissions reductions of 85% by utilities and other large sources in certain Midwestern states and the District of Columbia. These emission levels are below those already imposed by Phase I and Phase II of the Clean Air Act Amendments of 1990 (the Act).

In their state implementation plans (SIPs), the USEPA encouraged states to target utility coal-fired boilers for the majority of the reductions required, especially NOx emissions. Northeastern states have claimed that ozone transport from Midwestern states (including Indiana) is the primary reason for their ozone concentration problems. Although this premise is challenged by others based on various air quality modeling studies, including studies commissioned by the USEPA, the USEPA intends to incorporate a regional control strategy to reduce ozone transport.

The NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 31% reduction in total NOx emissions from Indiana. Indiana's implementation plan requires SIGECO to lower its system-wide NOx emissions to
 .14/mmbtu. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the estimated construction cost of the control equipment could reach $160 million and is expected to be expended during the 2001-2004 period. Related additional annual operation and maintenance expenses could be an estimated $8 million to $10 million. The deadline for the company's compliance is May 31, 2004 (the compliance date).

In April 2001, Vectren initiated steps toward compliance with the revised regulations. These steps include upgrading Culley Generating Station Unit 3, Warrick Generating Station Unit 4, and A.B. Brown Generating Station Unit 2 with a selective catalytic reduction (SCR) systems. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required. The company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Modifications to these stations are expected to reduce the company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions are to be applied prospectively.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating

Station. If the USEPA is successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40 million to $50 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40 million to $50 million for best available emissions technology at Culley Generating Station is included in the $160 million expenditure previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the new source performance standards and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, no accrual has been recorded by the company, and SIGECO anticipates at this time that the plant will continue to operate while the matter is being decided.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114(a) of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and management believes that no significant issues will arise from this request.

8.       Rate and Regulatory Matters

Commodity prices for natural gas purchases have increased significantly, primarily due to a colder winter, increased demand and tighter supplies. Subject to compliance with applicable state laws, SIGECO is allowed full recovery of such changes in purchased gas and fuel costs for its retail customers through commission-approved gas and fuel cost adjustment mechanisms.

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

9.       Affiliate Transactions

Certain wholly owned subsidiaries of Vectren began providing support services to SIGECO beginning April 1, 2000. Approximately $6.2 million of certain assets owned by SIGECO were contributed to a wholly owned subsidiary of Vectren (Vectren Resources, LLC). The contribution of assets was reflected as a reduction of common shareholder's equity and is omitted from the Condensed Statements of Cash Flows.

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to the company including legal, finance, tax, risk management and human resources. The costs have been allocated to SIGECO using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had SIGECO secured those services on a stand alone basis. For the three months ended June 30, 2001 and 2000, amounts billed by other wholly owned subsidiaries of Vectren to SIGECO were $10.4 million and $10.3 million, respectively. For the six months ended June 30, 2001 and 2000, amounts billed by other wholly owned subsidiaries of Vectren to SIGECO were approximately $21.5 million and $10.3 million, respectively. Prior to April 1, 2000, these costs were incurred by SIGECO directly.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended June 30, 2001 and 2000 were $9.7 million and $6.0 million respectively. Amounts paid for such purchases for the six months ended June 30, 2001 and 2000 were $20.9 million and $9.3 million, respectively. Amounts charged by Vectren Fuels, Inc. are market based.

SIGECO also participates in a centralized cash management program with its parent, affiliated companies and banks which permits funding of checks as they are presented.

Amounts owed to wholly owned subsidiaries of Vectren including notes payable to an affiliated company, as of June 30, 2001 and December 31, 2000 totaled $48.8 million and $11.5 million, respectively. Amounts due from wholly owned subsidiaries of Vectren as December 31, 2000 totaled $27.8 million.

10.      Risk Management and New Accounting Principle

Risk Management
SIGECO is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program.

Commodity Price Risk. SIGECO's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. (See Note 8 Rate and Regulatory Matters.)

SIGECO does engage in limited, wholesale power marketing that may expose the company to commodity price risk associated with fluctuating electric power prices. These wholesale power marketing activities manage the utilization of SIGECO's available electric generating capacity. Power marketing operations enter into forward contracts that commit the company to purchase and sell electric power in the future.

Commodity price risk results from forward sales contracts that commit SIGECO to deliver electric power on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Interest Rate Risk. The company is exposed to interest rate risk associated with its short-term borrowings and adjustable rate long term debt. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the company exposes itself to counterparty credit risk and market risk. The company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The company attempts to manage exposure to market risk associated with commodity contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Accounting for Forward Contracts and Other Financial Instruments
Commodity Contracts. At origination all contracts to buy and sell electric power are designated as "physical", "other-than-trading" or "trading."

Power marketing contracts are designated as "physical" when there is intent and ability to physically deliver power from SIGECO's unutilized generating capacity. Power marketing contracts are designated as "other-than-trading" when there is intent to receive power to manage base and peak load capacity. Both contract designations generally require settlement by physical delivery of electricity. However, certain of these contracts may be net settled in accordance with industry standards when unplanned outages, favorable pricing movements, and shifts in demand occur.

Prior to the adoption of Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), contracts in the "physical" and "other-than-trading" portfolios receive accounting recognition on settlement with revenues recorded in electric utility revenues and costs recorded in fuel for electric generation for those contracts fulfilled through generation and in purchased electric energy for contracts purchased in the wholesale energy market. Subsequent to the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

SIGECO may occasionally enter into forward purchase and sale contracts designated as "trading" that attempt to take advantage of short-term movement in commodity prices. Commodity contracts designated as "trading" are generally settled net in accordance with industry trading standards. These contracts are accounted for at market value. As of June 30, 2001, the company has no contracts designated as "trading."

Contracts recorded at market value are recorded as assets or liabilities in the Consolidated Balance Sheet as deferred charges, net, other current assets, other current liabilities and other liabilities, as appropriate, and changes in market value are recorded in the Condensed Statements of Operations as purchased electric energy or cost of energy services and other, as appropriate. Market value is determined using quoted market prices from independent sources.

Impact of New Accounting Principle
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, which requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its market value and that changes in the derivative's market value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133, as amended, requires that as of the date of initial adoption, the difference between the market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations that are periodically settled net were required to be recorded at market value. Previously, the company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million net of tax) recorded as a cumulative effect of accounting change in the Condensed Statements of Operations. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales that are specifically excluded.

As of June 30, 2001, the company has derivative assets resulting from its power marketing operations of $6.0 million classified in deferred charges, net as well as derivative liabilities of $2.0 million classified in other current liabilities. Unrealized losses totaling $2.4 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Condensed Statements of Operations for the six months ended June 30, 2001. Unrealized losses for the three months ended June 30, 2001 were $7.9 million.

11.      Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in the assessment of performance.

There were two operating segments of SIGECO during the reported periods: (1) Electric Utility Services and (2) Gas Utility Services. The Electric Utility Services segment generates, transmits, distributes and sells electricity primarily within southwestern Indiana and in periods of under utilized capacity, sells unutilized electricity to other wholesale customers. The Gas Utility Services segment distributes, transports and sells natural gas to Evansville, Indiana and 64 communities in ten counties in southwestern Indiana. Revenues for each segment are attributable to customers in the United States. Effective January 1, 2001, SIGECO announced the realignment of its utility operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, SIGECO will report segment information as Gas Utility Services and Electric Utility Services.

Certain information relating to SIGECO's business segments is presented below.

                                        Three Months               Six Months
                                        Ended June 30,           Ended June 30,
                                    ----------------------   ---------------------
In thousands                             2001         2000        2001        2000
                                    ---------    ---------   ---------   ---------
Operating Revenues:
     Electric Utility Services      $  95,020    $  78,289   $ 183,229   $ 151,279
     Gas Utility Services              11,351       14,182      63,301      43,409
                                    ---------    ---------   ---------   ---------
         Total operating revenues   $ 106,371    $  92,471   $ 246,530   $ 194,688
                                    =========    =========   =========   =========

Net Income (Loss) Applicable to
  Common Shareholder:
     Electric Utility Services      $   3,272    $   5,876   $  20,141   $   8,483
     Gas Utility Services              (2,034)         583         384       1,974
                                    ---------    ---------   ---------   ---------
         Net income applicable to
          common shareholder        $   1,238    $   6,459   $  20,525   $  10,457
                                    =========    =========   =========   =========


                                                        June 30,  December 31,
                                                            2001       2000
                                                        --------   --------
Identifiable Assets:
     Electric Utility Services                          $761,935   $799,104
     Gas Utility Services                                135,652    152,210
                                                        --------   --------
         Total identifiable assets                      $897,587   $951,314
                                                        ========   ========




12.      Impact of Recently Issued Accounting Guidance

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways:

         SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. This change does not affect the pooling-of-interest transaction forming Vectren, SIGECO's parent.

         SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the statement. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is January 1, 2002 for SIGECO. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SIGECO has no significant components of goodwill.

SFAS 142 also changes certain aspects of accounting for intangible assets; however, SIGECO does not have any significant intangible assets.

The adoption of SFAS 141 and SFAS 142 are not expected to materially impact operations.

Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SIGECO is currently evaluating the impact that SFAS 143 will have on its operations.

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

                              Results of Operations

Net Income Applicable to Common Shareholder

For the three months ended June 30, 2001, net income applicable to common shareholder was $1.2 million. Net income applicable to common shareholder before merger and integration costs and restructuring costs was $3.9 million, compared to net income applicable to common shareholder before merger and integration costs for the second quarter of 2000 of $7.3 million.

For the six months ended June 30, 2001, net income applicable to common shareholder was $20.5 million. Net income applicable to common shareholder before merger and integration costs and restructuring costs was $23.4 million, compared to net income applicable to common shareholder before merger and integration costs for the six months ended June 30, 2000 of $21.3 million.

See discussion of merger and integration costs and restructuring costs that follow.

Merger and Integration Costs

Merger and integration costs incurred for the three and six months ended June 30, 2001 were zero and $0.3 million ($0.2 million after tax), respectively, and for the three and six months ended June 30, 2000 totaled $1.4 million ($0.8 million after tax) and $13.8 million ($10.8 million after tax), respectively. Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing encompassed in operations. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $14.4 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance costs and $6.7 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger. At June 30, 2001, the accrual remaining for such costs totaled $0.3 million, all related to severance costs. Of the $14.4 million expensed, the remaining $7.0 million was expensed through June 30, 2001 ($6.7 million in 2000 and $0.3 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

The integration activities experienced by the company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

Restructuring Costs

In June 2001, the management and board of directors of SIGECO's parent company, Vectren, approved a plan to restructure primarily, its regulated operations. The restructuring plan will involve the elimination of administrative and supervisory positions in its utility operations and corporate office. Restructuring and related charges of $4.3 million ($2.7 million after tax) were expensed during the second quarter for severance, related benefits and other employee related costs.

These charges include expected cash payments of $3.5 million for employee separation benefits including severance, healthcare and outplacement services. Expected cash payments are associated with the separation of approximately 35 employees. Employees are expected to begin exiting the business beginning August 2001. These charges also include a non-cash charge of $0.8 million for a pension curtailment.

As of June 30, 2001, there have been no charges against the accrual for employee separation benefits, which is included in other current liabilities. The restructuring program will be substantially completed by December 31, 2001.

Utility Margin (Operating Revenues Less Cost of Fuel, Purchased Power and Cost of Gas)

Electric Utility Margin
Electric Utility margin for the three months ended June 30, 2001 of $43.5 million, decreased $8.4 million, or 16%, compared to 2000 due to a $7.9 million reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This overall decrease was partially offset by 5% and 3% increases in volumes sold to residential and commercial customers, respectively, for the quarter. Increases in retail sales result from weather 22% warmer than the previous year and combined residential and commercial customer growth of 4%.

Electric Utility margin for the six months ended June 30, 2001 of $100.6 million, decreased $2.6 million, or 3% over 2000 primarily due to a $2.4 million reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The remaining decrease results from decreased margins from sales to wholesale energy markets despite volumes increasing 86% over 2000, offset by an increase in sales to retail customers for the period due to the impact of warmer weather and increasing residential and commercial customer bases.

Total cost of fuel for electric generation and purchased power increased $25.1 million, or 95%, and $34.6 million, or 72%, for the three and six month periods ended June 30, 2001, compared to the same periods in the prior year due primarily to increased purchased power related to the greater sales to other utilities and power marketers as well as the impacts of SFAS 133 noted above.

Gas Utility Margin
Gas Utility margin for the three months ended June 30, 2000 of $6.8 million decreased $0.3 million, or 5%, compared to 2000. The decrease is due to a 5% decrease in throughput resulting from a 1% decrease in the customer base and reduced consumption caused by increased gas prices (see below).

Total cost of gas sold was $4.5 million for the three months ended June 30, 2001 compared to $7.0 million in 2000. This decrease of $2.5 million, or 35% is primarily due to a decrease in volumes sold and lower average per unit purchased gas costs. The total average cost per dekatherm of gas purchased by SIGECO for the three months ended June 30, 2001 was $5.24 compared to $5.81 for the same period in 2000.

Gas Utility margin for the six months ended June 30, 2001 of $17.3 million increased $0.5 million, or 3%, compared to 2000. The increase is due to a 3% increase in throughput resulting primarily from temperatures being 16% colder than the previous year. Favorable impacts on gas margin were partially offset by the cost of unaccounted for gas due to higher gas costs.

Total cost of gas sold was $46.0 million for the six months ended June 30, 2001 and $26.6 million in 2000. This increase of $19.4 million, or 73%, compared to 2000 is primarily due to significantly higher per unit purchased gas costs. The total average cost per dekatherm of gas purchased by SIGECO for the six months ended June 30, 2001 was $6.49 compared to $4.35 for the same period in 2000.

Commodity prices for natural gas purchases have been volatile, primarily due to a colder winter, increased demand and tighter supplies. Subject to compliance with applicable state laws, SIGECO is allowed full recovery of such charges in purchased gas costs from its retail customers through commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001, SIGECO has experienced and may continue to experience higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectibles and unaccounted for gas, and some level of price sensitive reduction in volumes sold.

Operating Expenses

Operations and Maintenance
Operations and maintenance expenses decreased $3.1 million, or 11%, for the three months ended June 30, 2001 compared to the prior year, and operations and maintenance expenses decreased $0.8 million, or 2% for the six months ended June 30, 2001. The decreases are primarily the result of reduced maintenance costs in the current year.

Income Taxes
Federal and state income taxes decreased $3.9 million for the three month period and increased $0.9 million for the six month period due primarily due to fluctuations in pre-tax earnings. The effective tax rate for the six month period in 2000 was higher as a result of the non-deductibility of certain merger and integration costs.

Other Operating Expenses
Both depreciation and amortization and taxes other than income taxes for the three and six months ended June 30, 2001 are comparable to the prior year.

Other Income, Net

Other income, net increased slightly for the three and six months ended June 30, 2001 compared to the prior year due to increased allowance for funds used during construction (AFUDC) resulting from increased utility plant construction in progress.

Interest Expense

Interest expense increased by $0.3 million and $0.7 million for the three and six months ended June 30, 2001, respectively, when compared to the prior year. The increases were due primarily to increased working capital requirements resulting from higher natural gas prices.

                             Other Operating Matters

New Accounting Principle and Cumulative Effect of Change in Accounting Principle

See Note 10 in the condensed financial statements regarding the adoption of SFAS 133, as amended.

Organizational Realignment

Effective January 1, 2001, SIGECO announced the realignment of its utility operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, SIGECO will report segment information as Gas Utility Services and Electric Utility Services.

                               Financial Condition

Liquidity and Capital Resources

SIGECO's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, from time to time, depending on particular business opportunities and seasonal factors that affect the company's operation. SIGECO's common equity component was 52% and 57% of total capitalization, including current maturities of long-term debt, at June 30, 2001 and December 31, 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, prepaid gas delivery services, capital expenditures and investments until permanently financed. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been significantly higher throughout 2001 due to the higher natural gas costs.

Cash Flow from Operations
SIGECO's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $35.6 million and $34.1 million for the six months ended June 30, 2001 and 2000, respectively.

Cash flow from operations increased during the six months ended June 30, 2001 compared to 2000 by $1.5 million due to increased income, offset by increased working capital requirements.

SIGECO expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds.

Financing Activities
Cash flow required for financing activities of $15.8 million for the six months ended June 30, 2001 includes $1.1 million of additional net borrowings and $16.8 million common and preferred stock dividends. This is an increase in cash required for financing activities when compared to the six months ended June 30, 2000 of $10.2 million. The increase is primarily due to decreased reliance on short-term borrowings and increased dividend payments.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds subject to tender were presented in the Balance Sheets as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt. Resulting from the reset, the interest rate on the $31.5 million Series A bonds increased from 4.30% to 4.75%, and the interest rate on the $22.2 million Series C bonds increased from 4.45% to 5.00%.

At June 30, 2001, SIGECO has approximately $24 million of short-term borrowing capacity with third parties for use in its operations, of which approximately $15.1 million is available.

SIGECO's credit rating on outstanding debt at June 30, 2001 was A/A1.

Capital Expenditures and Other Investment Activities
Cash required for investing activities of $20.6 million for the six months ended June 30, 2001 is comprised mainly of capital expenditures. Cash requirements for investing activities have decreased $7.4 million from prior year requirements primarily due to a decrease in capital expenditures for utility plant.

New construction, normal system maintenance and improvements, and technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2001 are estimated at $67.2 million.

Environmental and Regulatory Matters

See Notes 7 and 8 in SIGECO's condensed financial statements included in Part I,
Item 1 regarding matters affecting operations including Culley Generating Station Investigation Matter compliance (Note 7) and purchased power costs recovery (Note 8).

Impact of Recently Issued Accounting Guidance

See Note 12 in SIGECO's condensed financial statements included in Part I, Item 1 regarding recently issued accounting standards.

                           Forward-Looking Information

A "safe harbor" for forwarding-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause Vectren and its subsidiaries' actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

     |X| Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

     |X| Increased competition in the energy environment including effects of industry restructuring and unbundling.

     |X| Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

     |X| Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

     |X| Economic conditions including inflation rates and monetary fluctuations.

     |X| Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

     |X| Availability or cost of capital, resulting from changes in SIGECO, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

     |X| Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

     |X| Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

     |X| Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

     |X| Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

SIGECO undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management
SIGECO is exposed to market risks associated with commodity prices, interest rates, and counterparty credit. These financial exposures are monitored and managed by the company as an integral part of its overall risk management program.

Commodity Price Risk. SIGECO's operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana regulations which, subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms. (See Note 8 Rate and Regulatory Matters)

The company does engage in limited, wholesale power marketing activities that may expose the company to commodity price risk associated with fluctuating electric power prices. These wholesale power marketing activities manage the utilization of its available electric generating capacity. Power marketing operations enter into forward contracts that commit the company to purchase and sell electric power in the future.

Commodity price risk results from forward sales contracts that commit SIGECO to deliver electric power on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Market risk is measured by management as the potential impact of pre tax earnings resulting from a 10% adverse change in the forward price of electricity on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and six months ended June 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre tax earnings by approximately $0.6 million and $1.4 million, respectively.

Interest Rate Risk. The company is exposed to interest rate risk associated with its short-term borrowings. The company's risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the company tries to limit the amount of short-term debt and adjustable rate long-term debt outstanding to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded.

At June 30, 2001, SIGECO's short-term debt, represented 12% of the company's total debt portfolio due primarily to resetting of adjustable rate bonds for a five year period, offset by increased working capital requirements resulting from higher purchased gas costs.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on short-term borrowings, including bank notes, lines of credit and borrowings from affiliated companies. At June 30, 2001 and December 31, 2000, the combined borrowings under these facilities totaled $41.2 million and $40.2 million, respectively. Based upon average borrowing rates under these facilities during the three months ended June 30, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $0.1 million for both periods. For the six months ended June 30, 2001 and 2000, an increase of 100 basis points in the rates would have increased interest expense by $0.2 million for both periods.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the company exposes itself to credit risk and market risk. The company manages this exposure to counterparty credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The company manages exposure to market risk associated with commodity contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                              PART II - OTHER ITEMS


ITEM 1.  LEGAL PROCEEDINGS

SIGECO is party to various legal proceedings arising in the normal course of business. In the opinion of management, with the exception litigation matter related to the Culley Generating Station Investigation Matter (See Note 7), there are no legal proceedings pending against SIGECO that are likely to have a material adverse effect on the financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On April 2, 2001 SIGECO filed a Current Report on Form 8-K with respect to the creation of a common name for Vectren Corporation's (Vectren) regulated distribution businesses in the State of Indiana. Indiana Gas Company, Inc. (Indiana Gas) and Southern Indiana Gas and Electric Company (SIGECO) will begin doing business as Vectren Energy Delivery of Indiana effective April 1, 2001. Vectren's power generation and wholesale power marketing functions will transact business under the name Vectren Power Supply.

         Item 5. Other Matters
         Item 7. Exhibits
                   99.1 - Press release, dated March 30, 2001
                   99.2 - Forward Looking Statements

On April 26, 2001, SIGECO filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the company's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
                   99.1 - Press Release - First Quarter 2001 Vectren Earnings
                   99.2 - Cautionary Statement for Purposes of the "Safe
                         Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                              Registrant




        August 14, 2001                  /s/Jerome A. Benkert, Jr.
                                         -------------------------
                                         Jerome A. Benkert, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer


                                         /s/M. Susan Hardwick
                                         -------------------------
                                         M. Susan Hardwick
                                         Vice President and Controller