Form 10-K/A
period 2000-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2001-08-29
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

                                 Amendment No. 1


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      - -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

               __TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

   Commission      Registrant, State of Incorporation;       IRS Employer
   File Number        Address and Telephone Number         Identification No.
   -----------        ----------------------------         ------------------

     1-3553    Southern Indiana Gas and Electric Company       35-0672570
                         (An Indiana Corporation)
                          20 N. W. Fourth Street
                      Evansville, Indiana 47741-0001
                            (812) 491-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
   Registrant             Title of each class          on which registered
--------------------   ------------------------     -------------------------
Southern Indiana Gas          None
  and Electric Company

Securities registered pursuant to Section 12(g) of the Act:
                                                       Name of each exchange
   Registrant            Title of each class           on which registered
---------------------    --------------------------    -----------------------
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

As of March 21, 2001, the number of shares outstanding of the Registrant's classes of common stock were:

Southern Indiana Gas
 and Electric Company:         Common stock, no par value, 15,754,826 shares
                               Outstanding and held by Vectren Corporation

                                Table of Contents
Item                                                                Page
Number                                                              Number

  7      Management's Discussion and Analysis
            of Financial Condition and Results of Operations         3
  8      Financial Statements and Supplementary Data                 11
 14      Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                      33
         Signatures                                                  36

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

Of the $14.1 million of merger and integration costs incurred in 2000 by SIGECO, accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance and $6.7 million related to transaction costs and filing fees. At December 31, 2000, the accrual remaining for such costs totaled $0.5 million, all related to severance costs. Of the total $14.1 million, the remaining $6.7 million was expensed throughout the year for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, and investor relations communications activities.

During the merger planning process, approximately 54 positions were identified for elimination. As of December 31, 2000, approximately 35 positions had been vacated, with the remaining 19 positions to be eliminated in 2001."

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

Other Operating Matters

Operation of Warrick Generating Station
On August 21, 2000, SIGECO announced that no later than April 18, 2001, ALCOA, INC. (ALCOA) would begin operating the Warrick Generating Station. In 1956, arrangements were made for SIGECO to operate the Warrick Generating Station as an agent for ALCOA. Three generating units at the plant are owned by ALCOA. SIGECO owns the fourth unit equally with ALCOA. The operating change will have no impact on SIGECO's generating capacity and is not expected to have any negative impact on the company's financial results. Additionally, SIGECO will retain ALCOA as a wholesale power and transmission services customer. Transition of the plant operations was completed in March 2001.

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

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions, once finalized, are to be applied prospectively.

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

After completion of the study, the Act required the USEPA to determine whether to proceed with the development of regulations. The USEPA announced that it had affirmatively decided that mercury air emissions from power plants should be regulated. Because rules governing mercury emissions are under development, the determination of exposure, if any, is impossible as there are no standards or rules by which compliance (or lack thereof) can be measured. Accordingly, no accrual has been recorded by the company related to the Mercury Emissions matter.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin to comply with federal new source performance standards.

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

Regulatory Matters
See Note 13 in SIGECO's financial statements included in Item 8 Financial Statements and Supplementary Data regarding matters affecting operations regarding purchased power costs recovery.

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

Capital Expenditures and Other Investing Activities
Cash required for investing activities was $52.7 million for the year ended December 31, 2000. This is a decrease of approximately $9.0 million over prior year due primarily to increased expenditures in 1999 for the design and implementation of several comprehensive information systems necessary to meet expanding customer needs and to better manage resources. This expenditure was also the primary reason 1999 investing activities exceeded 1998 levels.

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


                 2001              $   96.5
                 2002                  84.8
                 2003                  83.4
                 2004                  62.4
                 2005                  73.6
                                       ----
                   Total            $ 400.7

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

Cash required for financing activities in 1999 increased $16.7 million compared to 1998 requirements. The increase is primarily the result of internally generated funds used to pay down short term borrowings. The decrease in short-term borrowings was partially offset by the issuance of long term notes payable.

SIGECO has $53.7 million of adjustable rate pollution control series first mortgage bonds which could, at the election of the bondholder, be tendered to SIGECO when the interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were set annually and the bonds subject to tender were presented as current liabilities.

On March 1, 2000, the interest rate on $31.5 million of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2025, was changed from 3.00 percent to 4.30 percent. The new interest rate was fixed through February 28, 2001. Also on March 1, 2000, the interest rate on $22.2 million of Adjustable Rate Pollution Control bonds of SIGECO, due March 1, 2020, was changed from 3.05 percent to 4.45 percent. The new interest rate was also fixed through February 28, 2001. On March 1, 2001, the two series of bonds were reset for a five-year period effective on that date at 4.65 percent for the $31.5 million bonds and
5.00 percent for the $22.2 million bonds. As a result, the bonds will be presented as long-term debt going forward.

SIGECO's credit rating on outstanding debt at December 31, 2000 was A/A1.

At December 31, 2000, SIGECO had $63 million of short-term borrowing capacity for use in its operations, of which approximately $23 million was available.

Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statements. Certain matters described in Management's Discussion and Analysis of Financial Condition and Results of Operations, including, but not limited to, Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause SIGECO's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

o Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unusual maintenance or repairs; unanticipated changes to fossil fuel costs; unanticipated changes to gas supply costs, or availability due to higher demand, shortages, transportation problems or other developments; environmental or pipeline incidents; transmission or distribution incidents; unanticipated changes to electric energy supply costs, or availability due to demand, shortages, transmission problems or other developments; or electric transmission or gas pipeline system constraints.

o Increased competition in the energy environment including effects of industry restructuring and unbundling.

o Regulatory factors such as unanticipated changes in rate- setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission, state public utility commissions, state entities which regulate natural gas transmission, gathering and processing, and similar entities with regulatory oversight.

o    Economic conditions including inflation rates and monetary fluctuations.

o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

o Availability or cost of capital, resulting from changes in SIGECO, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

o Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

o Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

o Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including, but not limited to, those described in the Other Operating Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

o Changes in federal, state or local legislature requirements, such as changes in tax laws or rates, environmental laws and regulations.

SIGECO undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                 (in thousands)

                                                                December 31
                                                             2000         1999
                                                             ----         ----
          ASSETS

Utility Plant, at original cost:
  Electric                                               $1,175,552   $1,160,216
  Gas                                                       160,872      156,918
                                                         ----------   ----------
                                                          1,336,424    1,317,134
  Less: accumulated depreciation and amortization           650,499      623,611
                                                         ----------   ----------
                                                            685,925      693,523
  Construction work in progress                              52,582       45,393
                                                         ----------   ----------
     Net utility plant                                      738,507      738,916
                                                         ----------   ----------
Current Assets:
  Cash and cash equivalents                                   1,613          449
  Accounts receivables, less reserves of $2,639
    and $2,138, respectively                                 49,554       34,738
  Accounts receivable from affiliated company                27,829        1,159
  Accrued unbilled revenues                                  24,414       18,736
  Inventories                                                31,055       41,459
  Recoverable fuel and natural gas costs                     28,703        5,585
  Other current assets                                          312        5,306
                                                         ----------   ----------
     Total current assets                                   163,480      107,432
                                                         ----------   ----------
Other Investments and Property:
  Environmental improvement fund held by trustee              1,056          996
  Nonutility property and other, net                          1,960        1,627
                                                         ----------   ----------
     Total other investments and property                     3,016        2,623
                                                         ----------   ----------
Other Assets:
  Regulatory assets                                          33,443       34,027
  Deferred charges                                           12,868       11,761
                                                         ----------   ----------
     Total other assets                                      46,311       45,788
                                                         ----------   ----------

TOTAL ASSETS                                             $  951,314   $  894,759
                                                         ==========   ==========


     The accompanying notes to financial statements are an integral part of these statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                 (in thousands)
                                                                 December 31
                                                               2000       1999
                                                               ----       ----
   SHAREHOLDER'S EQUITY AND LIABILITIES

Capitalization:
  Common Stock                                               $ 78,258   $ 78,258
  Retained Earnings                                           258,877    256,312
                                                             --------   --------
    Total common shareholder's equity                         337,135    334,570
  Cumulative nonredeemable preferred stock                      8,890     11,090
  Cumulative redeemable preferred stock                         7,500      7,500
  Cumulative special preferred stock                              576        692
  Long-term debt, net of current maturities                   237,799    238,282
                                                             --------   --------
    Total capitalization, net of current maturities           591,900    592,134
                                                             --------   --------
Commitments and Contingencies

Current Liabilities:
  Current maturities of adjustable rate bonds
     subject to tender                                         53,700     53,700
  Short-term borrowings                                        40,154     22,880
  Accounts payable to affiliated company                       11,486          -
  Accounts payable                                             60,085     28,560
  Dividends payable                                               144        117
  Accrued taxes                                                 9,956      8,408
  Accrued interest                                              6,047      6,012
  Refunds to customers                                          3,543      5,375
  Deferred income taxes                                        11,295      2,427
  Other accrued liabilities                                    14,278     14,346
                                                             --------   --------
     Total current liabilities                                210,688    141,825
                                                             --------   --------
Deferred Credits And Other Liabilities:
  Deferred income taxes                                       112,122    120,550
  Unamortized investment tax credits                           15,944     17,372
  Accrued postretirement benefits other than pensions          14,054     12,041
  Accrued pensions                                              6,310      8,360
  Other                                                           296      2,477
                                                             --------   --------
    Total deferred credits and other liabilities              148,726    160,800
                                                             --------   --------

TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES                   $951,314   $894,759
                                                             ========   ========


     The accompanying notes to financial statements are an integral part of these statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                     Year Ended
                                                     December 31
                                                     -----------
                                             2000       1999       1998
                                             ----       ----       ----
OPERATING REVENUES:
  Electric revenues                        $336,409   $307,569   $297,865
  Gas revenues                              109,284     68,212     66,801
                                           --------   --------   --------
     Total operating revenues               445,693    375,781    364,666
                                           --------   --------   --------

COST OF OPERATING REVENUES:
  Cost of fuel and purchased power          112,093     92,946     89,611
  Cost of gas                                78,903     39,612     39,627
                                           --------   --------   --------
     Total cost of operating revenues       190,996    132,558    129,238
                                           --------   --------   --------
                 Total margin               254,697    243,223    235,428

OPERATING EXPENSES:
  Operations and maintenance                103,053     95,658     93,399
  Merger and integration costs               14,072          -          -
  Depreciation and amortization              43,214     44,868     42,401
  Income taxes                               24,832     26,428     25,035
  Taxes other than income taxes              13,258     12,844     12,591
                                           --------   --------   --------
     Total operating expenses               198,429    179,798    173,426
                                           --------   --------   --------

OPERATING INCOME                             56,268     63,425     62,002

OTHER INCOME -NET                             4,674      3,109      2,221
                                           --------   --------   --------

INCOME BEFORE INTEREST AND PREFERRED
 STOCK DIVIDEND                              60,942     66,534     64,223


INTEREST EXPENSE                             19,894     19,766     20,681
                                           --------   --------   --------

NET INCOME                                   41,048     46,768     43,542

PREFERRED STOCK DIVIDEND                      1,017      1,078      1,095
                                           --------   --------   --------

NET INCOME APPLICABLE TO COMMON
  SHAREHOLDER                              $ 40,031   $ 45,690   $ 42,447
                                           ========   ========   ========



      The accompanying notes to financial statements are an integral part of these statements.



                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                              Year Ended
                                                                               December 31

                                                                     2000         1999        1998
                                                                     ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  41,048    $  46,768    $  43,542
  Adjustments to reconcile net income to net cash
  Provided from operating activities:
     Depreciation and amortization                                  43,214       44,868       42,401
     Deferred income taxes and investment tax credits, net              13        3,396        2,665
     Allowance for other funds used during construction             (2,051)        (296)           -
     Changes in assets and liabilities:
        Receivables, net (including accrued unbilled revenues)     (47,163)      (5,183)       5,152
        Inventories                                                 10,404        5,201      (12,586)
        Recoverable fuel costs                                     (23,117)         346        3,198
        Regulatory assets                                              584        1,435          970
        Accounts payable                                            43,012          433        1,061
        Accrued taxes                                                1,548        3,637       (1,153)
        Refunds to customers                                        (1,832)       3,219        1,000
        Other assets and liabilities                                   661        6,312        2,163
                                                                 ---------    ---------    ---------
       Net cash flows from operating activities                     66,321      110,136       88,413
                                                                 ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES:
  Retirement of long-term debt                                           -      (55,000)     (14,000)
  Proceeds from long-term debt                                           -       80,000            -
  Dividends paid                                                   (29,656)     (32,380)     (30,188)
  Reduction in preferred stock                                      (2,316)        (116)        (116)
  Net change in short-term borrowings                               16,791      (44,379)      13,588
  Other                                                              2,773        3,393       (1,065)
                                                                 ---------    ---------    ---------
       Net cash flows (required for) financing activities          (12,408)     (48,482)     (31,781)
                                                                 ---------    ---------    ---------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES:
  Construction expenditures (net of allowance for
       funds used during construction)                             (51,119)     (60,677)     (55,313)
  Change in nonutility property                                       (333)         (50)         (25)
  Other                                                             (1,297)        (990)      (1,896)
                                                                 ---------    ---------    ---------
       Net cash flows (required for) investing activities          (52,749)     (61,717)     (57,234)
                                                                 ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                 1,164          (63)        (602)

Cash and cash equivalents at beginning of period                       449          512        1,114
                                                                 ---------    ---------    ---------

Cash and cash equivalents at end of period                       $   1,613    $     449    $     512
                                                                 =========    =========    =========

      The accompanying notes to financial statements are an integral part of these statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         STATEMENTS OF RETAINED EARNINGS
                                 (in thousands)

                                              December 31
                                              -----------
                                      2000        1999         1998
                                   ---------   ---------    ---------

Balance Beginning of Period        $ 256,312   $ 241,924    $ 228,570
Net Income                            41,048      46,768       43,542
                                   ---------   ---------    ---------
                                     297,360     288,692      272,112

Preferred Stock Dividends              1,017       1,078        1,095
Common Stock Dividends                28,639      31,302       29,093
                                   ---------   ---------    ---------
                                      29,656      32,380       30,188
                                   ---------   ---------    ---------

Other                                    317           -            -


Contribution of assets to parent      (9,144)          -            -
                                   ---------   ---------    ---------
Balance End of Period              $ 258,877   $ 256,312    $ 241,924
                                   =========   =========    =========



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

2.   Merger and Integration Costs

Merger and integration costs incurred for the year ended December 31, 2000 totaled $14.1 million. The continued merger and integration activities will be substantially completed in 2001. Merger costs are reflected in the operating subsidiaries in which merger savings are expected to be realized.

Of the $14.1 million of merger and integration costs incurred in 2000 by SIGECO, accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance and $6.7 million related to transaction costs and filing fees. At December 31, 2000, the accrual remaining for such costs totaled $0.5 million, all related to severance costs. Of the total $14.1 million, the remaining $6.7 million was expensed throughout the year for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, and investor relations communications activities.

During the merger planning process, approximately 54 positions were identified for elimination. As of December 31, 2000, approximately 35 positions had been vacated, with the remaining 19 positions to be eliminated in 2001."

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

B.   Cash Flow Information

For purposes of the Statements of Cash Flows, SIGECO considers cash investments with an original maturity of three months or less to be cash equivalents. Cash paid during the periods reported for interest and income taxes were as follows:


Year Ended December 31 (in thousands)          2000      1999      1998
                                            -------   -------   -------
Cash paid during the year for
     Interest (net of amount capitalized)   $17,506   $15,437   $18,484
     Income taxes                            21,627    25,476    23,789

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

Excise taxes are embedded in rates charged to customers. Accordingly, the company records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

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


At December 31 (in thousands)                       2000      1999
                                                 -------   -------
Fuel (coal and oil) for electric generation      $ 4,111   $12,229

Materials and supplies                            15,022    13,352

Emission allowances                                3,860     4,437

Gas in underground storage - at LIFO cost          8,062    11,441
                                                 -------   -------
Total inventories                                $31,055   $41,459
                                                 =======   =======

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

The table below reflects the total AFUDC capitalized and the portion of which was computed on borrowed and equity funds for all periods reported.

Year Ended December 31 (in thousands)     2000     1999     1998
                                        ------   ------   ------
AFUDC - borrowed funds                  $1,817   $2,508   $1,465
AFUDC - equity funds                     2,051      296        -
                                        ------   ------   ------
Total AFUDC capitalized                 $3,868   $2,804   $1,465
                                        ======   ======   ======

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

The following regulatory assets and liabilities are reflected in the financial statements:


At December 31 (in thousands)                       2000      1999
                                                 -------   -------
Regulatory Assets:
     Demand side management programs             $26,243   $25,900
     Unamortized premium on reacquired debt        4,192     4,416
    Unamortized debt discount and expenses         2,886     2,456
    Other                                            122     1,255
                                                 -------   -------
    Regulatory assets in other assets             33,443    34,027
    Recoverable fuel and natural gas costs        28,703     5,585
                                                 -------   -------
     Total regulatory assets                     $62,146   $39,612
                                                 =======   =======

As of December 31, 2000, the recovery of $40.7 million of SIGECO's $ 62.1 million of total regulatory assets is reflected in rates charged to customers. The remaining $21.4 million of regulatory assets, which are not yet included in rates, represent SIGECO's demand side management (DSM) costs incurred after 1993. When SIGECO files its next electric base rate case, these costs will be included in rate base and requested to earn a return. Amortization of the costs over a period anticipated to be 15 years will be recovered through rates as a cost of operations. SIGECO is currently recovering $4.8 million of DSM costs in rates. Based upon this prior regulatory authority, management believes that future recovery of the $21.4 million of regulatory assets for DSM costs is probable.

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

M. Impairment Review of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value and the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value.

4.  Preferred Stock

Cumulative Preferred Stock
The amount payable in the event of involuntary liquidation of each series of the $100 par value preferred stock is $100 per share, plus accrued dividends. This nonredeemable preferred stock is callable at the option of SIGECO as follows:

the 4.8% Series at $110 per share, plus accrued dividends; and the 4.75% Series at $101 per share, plus accrued dividends. As of December 31, 2000 and 1999, there were 85,895 shares of the 4.8% Series outstanding and 3,000 shares and 25,000 shares of the 4.75% Series outstanding, respectively.

Cumulative Redeemable Preferred Stock
The Series has a dividend rate of 6.50% and is redeemable at $100 per share on December 1, 2002. In the event of involuntary liquidation of this series of $100 par value preferred stock, the amount payable is $100 per share, plus accrued dividends. As of December 31, 2000 and 1999, there were 75,000 shares outstanding.

Cumulative Special Preferred Stock
The Cumulative Special Preferred Stock has a dividend rate of 8.5% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This Series is callable at the option of the company at a rate of 1,160 shares per year. As of December 31, 2000 and 1999, there were 5,757 shares and 6,917 shares outstanding, respectively.

5.   Long-Term Debt

First mortgage bonds and notes payable outstanding and classified as long-term are as follows:

At December 31 (in thousands)                              2000         1999
                                                      ---------    ---------
First Mortgage Bonds due:
    2014, 4.60% Pollution Control Series A            $  22,500    $  22,500
Adjustable Rate Pollution Control:
    2015, Series A, presently 4.55%                       9,975        9,975
    2016, 8.875%                                         13,000       13,000
    2020, 4.40% Pollution Control Series B                4,640        4,640
Adjustable Rate Environmental Improvement:
    2023, Series B, presently 6%                         22,800       22,800
    2023, 7.60%                                          45,000       45,000
    2025, 7.625%                                         20,000       20,000
    2029, 6.72%                                          80,000       80,000
    2030, 4.40% Pollution Control Series B               22,000       22,000
                                                      ---------    ---------
Total first mortgage bonds                              239,915      239,915
                                                      ---------    ---------

Notes Payable:
    Tax Exempt, due 2003, 6.25%                           1,000        1,000
                                                      ---------    ---------

Total long-term debt outstanding                        240,915      240,915
Less: Maturities and sinking fund requirements                -            -
         Unamortized debt premium and discount, net      (3,116)      (2,633)
                                                      ---------    ---------
Total long-term debt and other obligations, net
      of current maturities                           $ 237,799    $ 238,282
                                                      =========    =========

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



At December 31 (in thousands)                              2000          1999
                                                       ----------    ----------
Notes Payable
   Balance at year end                                 $  40,154     $  22,880
   Weighted average interest rate on
      year end balance                                      7.26%         6.42%
   Average daily amount outstanding
      during the year                                  $  20,026     $  54,576
   Weighted average interest rate on average
      daily amount outstanding during the year              6.24%         5.74%

7.   Income Taxes

The components of income tax expense were as follows:


Year Ended December 31 ( in thousands)       2000        1999        1998
                                         --------    --------    --------
Current:
   Federal                               $ 21,754    $ 19,837    $ 19,521
   State                                    3,065       3,195       2,849
                                         --------    --------    --------
Total current taxes                        24,819      23,032      22,370
                                         --------    --------    --------

Deferred:
   Federal                                  1,030       4,080       3,270
   State                                      411         746         842
                                         --------    --------    --------
Total deferred taxes                        1,441       4,826       4,112
                                         --------    --------    --------

Amortization of Investment tax credit      (1,428)     (1,430)     (1,447)

Income tax expense                       $ 24,832    $ 26,428    $ 25,035
                                         ========    ========    ========

A reconciliation of the statutory rate to the effective income tax rate is as follows:


Year Ended December 31                             2000       1999       1998
                                                 ------     ------     ------
Statutory federal and state rate                  37.9%      37.9%      37.9%
Non deductible merger costs                        3.5        -          -
Amortization of deferred investment
 tax credit                                       (2.2)      (1.9)      (2.1)
All other, net                                    (0.9)       0.6        1.3
                                                ------     ------     ------
Effective tax rate                                38.3%      36.6%      37.1%
                                                ------     ------     ------

Significant components of SIGECO's net deferred tax liability as of December 31, 2000 and 1999 are as follows:


At December 31 (in thousands)                            2000         1999
                                                    ---------    ---------
Deferred Tax Liabilities:
    Depreciation and cost recovery timing
      differences                                   $ 113,075    $ 120,307
    Deferred fuel costs, net                            8,168        2,427
    Regulatory assets recoverable through
      future rates                                     24,836       26,128
    Other                                               3,128            -
Deferred Tax Assets:
    Regulatory liabilities to be settled
      through future rates                            (17,654)     (20,388)
    Other                                              (8,136)      (5,497)
                                                    ---------    ---------
Net deferred income tax liability                   $ 123,417    $ 122,977
                                                    =========    =========

8.  Retirement Plans and Other Postretirement Benefits

Prior to July 1, 2000, SIGECO and Indiana Energy had separate retirement and other postretirement benefit plans. Effective July 1, 2000, the SIGECO and Indiana Energy pension plans and retirement savings plans for employees not covered by a collective bargaining unit were merged. The pension plans and retirement savings plans described above became Vectren plans. As a result, the respective plan assets and plan obligations were transferred to Vectren. Vectren paid cash to SIGECO for assets received and received cash from SIGECO for the assumption of liabilities. The transfers resulted in no gain or loss.
SIGECO has multiple defined benefit pension and other postretirement benefit plans which cover eligible full-time regular employees. All of the plans are non-contributory. The nonpension plans include plans for health care and life insurance through a combination of self-insured and fully insured plans.

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

The detailed disclosures of benefit components that follow are based on an actuarial valuation performed for the December 31, 2000 financial statements using a measurement date as of September 30, 2000. Net periodic benefit cost consisted of the following components:

                                                       Year Ended December 31,
                                                  -------------------------------
                                           Pension Benefits               Other Benefits
                                      ---------------------------   --------------------------
 In thousands                           2000      1999      1998      2000      1999      1998
                                      -------   -------   -------   -------   -------   -------
Service cost                          $ 1,907   $ 3,020   $ 2,639   $   542   $   620   $   578
Interest cost                           4,346     5,637     5,020     1,914     1,707     1,664
Expected return on plan assets         (4,891)   (6,517)   (5,985)     (921)     (751)     (577)
Amortization of prior service cost        210       307       178         -         -         -
Amortization of transitional (asset)
  obligation                             (330)     (418)     (418)    1,294     1,311     1,311
Recognized actuarial gain                (464)     (300)      (47)     (816)     (757)     (743)
Settlement charge                         711         -         -         -         -         -
Special termination benefit charge          -         -         -         -         -         -
                                      -------   -------   -------   -------   -------   -------
Net periodic benefit cost             $ 1,489   $ 1,729   $ 1,387   $ 2,013   $ 2,130   $ 2,233
                                      =======   =======   =======   =======   =======   =======

A reconciliation of the plan's benefit obligations, fair value of plan assets, funded status and amounts recognized in the Balance Sheets follows:

                                                         At December 31,
                                            -------------------------------------
Benefit obligation                          Pension Benefits         Other Benefits
                                          --------------------    --------------------
 In thousands                                 2000        1999        2000        1999
                                          --------    --------    --------    --------
Benefit obligation at beginning of year   $ 81,702    $ 79,743    $ 24,908    $ 25,529
Service cost - benefits earned
  during the year                            1,907       3,020         542         620
Interest cost on projected benefit
  obligation                                 4,346       5,637       1,914       1,707
Plan amendments                                  -          33        (711)          -
Transfers                                  (46,989)          -           -           -
Settlements                                    711           -           -           -
Benefits paid                               (2,118)     (3,286)     (1,082)       (661)
Actuarial (gain) loss                         (610)     (3,445)        111      (2,287)
                                          --------    --------    --------    --------
Benefit obligation at end of year         $ 38,949    $ 81,702    $ 25,682    $ 24,908
                                          ========    ========    ========    ========


Fair value of Plan Assets                          Pension Benefits         Other Benefits
                                                 --------------------    --------------------
In thousands                                         2000        1999        2000        1999
                                                 --------    --------    --------    --------
Plan assets at fair value at beginning of year   $ 86,051    $ 83,337    $ 11,709    $  9,511
Actual return on plan assets                        5,020       6,000         595       1,434
Employer contributions                                  -           -           -       1,425
Transfers                                         (48,058)          -           -           -
Benefits paid                                      (2,118)     (3,286)     (1,082)       (661)
                                                 --------    --------    --------    --------
Fair value of plan assets at end of year         $ 40,895    $ 86,051    $ 11,222    $ 11,709
                                                 ========    ========    ========    ========



Funded Status                                     Pension Benefits          Other Benefits
                                                --------------------    ---------------------
 In thousands                                       2000        1999        2000     1999
                                                --------    --------    ----------  ---------
Funded status                                   $  1,946    $  4,349    $ (14,458)  $(13,199)
Unrecognized transitional  obligation (asset)       (804)     (1,398)      15,037     17,043
Unrecognized service cost                          1,125       3,180            -          -
Unrecognized net (gain) loss and other            (8,577)    (14,491)     (14,633)   (15,885)
                                                --------    --------    ----------  ---------
Net amount recognized                           $ (6,310)   $ (8,360)   $ (14,054)   $(12,041)
                                                ========    ========    ==========  =========

The fair value of plan assets for pension plans with benefit obligations is in excess of the benefit obligation as of December 31, 2000 and 1999.

Weighted-average assumptions used in the accounting for these plans were as follows:

                                            Year Ended December 31,
                                      ----------------------------------
                                    Pension Benefits       Other Benefits
                                    ----------------    -------------------
                                     2000      1999       2000        1999
                                    ------    ------    -------      ------
Discount rate                        7.75%     7.50%      7.75%       7.50%
Expected return on plan assets       8.50%     8.50%       N/A         N/A
Rate of compensation increase        5.00%     5.00%       N/A         N/A
CPI rate                              N/A       N/A       7.00%       6.50%

As of December 31, 2000, the health care cost trend is 7 percent declining to 5 percent in 2004 and remaining level thereafter. The accrued health care cost trend rate for 2001 is 7 percent. The estimated cost of these future benefits could be significantly affected by future changes in health care costs, work force demographics, interest rates or plan changes.

A 1 percent change in the assumed health care cost trend for the postretirement health care plan would have the following effects:

In thousands                               1% Increase            1% Decrease
                                            ---------             ----------
Effect on the aggregate of the service
   and interest cost components              $   309               $   (242)

Effect on the postretirement benefit
   obligation                                  2,549                 (2,038)

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


At December 31 (in thousands)                          2000                 1999
                                              ---------------------- ---------------------
                                               Carrying   Estimated  Carrying   Estimated
                                                Amount    Fair Value  Amount    Fair Value
                                              ---------   ---------- --------   ----------
Long-Term Debt (includes current maturities)   $291,499   $326,653   $291,982   $316,535
Redeemable Preferred Stock                        5,300      5,467      7,500      7,538


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

Certain SIGECO employees held options to purchase SIGCORP common shares granted under the 1994 SIGECO Stock Option Plan and other employee compensation benefits arrangements. When the merger was consummated, each unexpired and unexercised option to purchase SIGCORP common shares was automatically converted into an option to purchase the number of Vectren common shares that could have been purchased under the original option multiplied by 1.333 (the exchange ratio in the merger between Indiana Energy, Inc. and SIGCORP). The exercise price per Vectren common share under the new option is equal to the original per share price divided by 1.333. The new Vectren options will otherwise be subject to the same terms and conditions as the original SIGCORP options. The conversion resulted in no compensation expense, as the requirements set forth in paragraph 82 of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" were met.

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

The proposed NOx emissions budget for Indiana stipulated in the USEPA's final ruling requires a 36 percent reduction in total NOx emissions from Indiana. The ruling, pending finalization of state rule making, could require SIGECO to lower its system-wide emissions by approximately 70 percent. Depending on the level of system-wide emissions reductions ultimately required, and the control technology utilized to achieve the reductions, the estimated construction costs of the control equipment could reach $160 million, which are expected to be expended during the 2001-2004 period, and related additional operation and maintenance expenses could be an estimated $8 million to $10 million, annually. No accrual has been recorded by the company related to the NOx SIP Call matter. The rules governing NOx emissions, once finalized, are to be applied prospectively.

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

After completion of the study, the Act required the USEPA to determine whether to proceed with the development of regulations. The USEPA announced that it had affirmatively decided that mercury air emissions from power plants should be regulated. Because rules governing mercury emissions are under development, the determination of exposure, if any, is impossible as there are no standards or rules by which compliance (or lack thereof) can be measured. Accordingly, no accrual has been recorded by the company related to the Mercury Emissions matter.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (i) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (ii) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (iii) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin to comply with federal new source performance standards.

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

14.  Affiliate Transactions

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to the company including legal, finance, tax, risk management and human resources. The costs have been allocated to SIGECO using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had SIGECO secured those services on a stand-alone basis. SIGECO received corporate allocations totaling $30.0 million for the year ended December 31, 2000. No amounts were charged in 1999 and 1998 as such services were provided by SIGECO personnel during those periods.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the years ended December 31, 2000, 1999 and 1998 totaled $25.7 million $20.5 million and $16.8 million, respectively. Amounts charged by Vectren Fuels, Inc. are market based.

The Company incurred approximately $171,000 in 2000 for janitorial services provided by an entity owned by a relative of a director of the Company.

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


Year Ended December 31 (in thousands)               2000         1999         1998
                                               ---------    ---------    ---------
Operating revenues:
     Electric Utility Services                 $ 336,409    $ 307,569    $ 297,865
     Gas Utility Services                        109,284       68,212       66,801
                                               ---------    ---------    ---------
     Total                                     $ 445,693    $ 375,781    $ 364,666
                                               ---------    ---------    ---------
Interest expense:
     Electric Utility Services                 $  18,103    $  18,031    $  18,882
     Gas Utility Services                          1,791        1,735        1,799
                                               ---------    ---------    ---------
     Total                                     $  19,894    $  19,766    $  20,681
                                               ---------    ---------    ---------
Income taxes:
     Electric Utility Services                 $  23,386    $  24,331    $  22,881
     Gas Utility Services                          1,446        2,097        2,154
                                               ---------    ---------    ---------
     Total                                     $  24,832    $  26,428    $  25,035
                                               ---------    ---------    ---------
Net Income applicable to common shareholder:
     Electric Utility Services                 $  36,811    $  41,820    $  38,342
     Gas Utility Services                          3,220        3,870        4,105
                                               ---------    ---------    ---------
     Total                                     $  40,031    $  45,690    $  42,447
                                               ---------    ---------    ---------
Depreciation and amortization:
     Electric Utility Services                 $  38,639    $  40,829    $  38,077
     Gas Utility Services                          4,575        4,039        4,324
                                               ---------    ---------    ---------
     Total                                     $  43,214    $  44,868    $  42,401
                                               ---------    ---------    ---------
Capital Expenditures:
     Electric Utility Services                 $  43,520    $  51,080    $  47,114
     Gas Utility Services                          9,650        9,893        8,199
     Equity component of AFUDC                    (2,051)        (296)
                                               ---------    ---------    ---------
     Total                                     $  51,119    $  60,677    $  55,313
                                               ---------    ---------    ---------
Identifiable assets:
     Electric Utility Services                 $ 799,104    $ 751,598    $ 740,746
     Gas Utility Services                        152,210      143,161      141,174
                                               ---------    ---------    ---------
     Total assets                              $ 951,314    $ 894,759    $ 881,920
                                               =========    =========    =========

16.  Other Income-Net

For the years ended December 31, 2000, 1999 and 1998, other income, net consists of the following:

(In thousands)              2000       1999       1998
                         -------    -------    -------
AFUDC                    $ 3,868    $ 2,804    $ 1,465
Other income               1,484        408      2,309
Other expense               (678)      (103)    (1,553)
                         -------    -------    -------
Other income, net        $ 4,674    $ 3,109    $ 2,221
                         =======    =======    =======

17.   Selected Quarterly Financial Data (Unaudited) (1)

2000
-------------
In thousands                      Q1         Q2         Q3         Q4
                            --------   --------   --------   --------
Operating revenues          $102,217   $ 92,471   $112,675   $138,330
Operating income (2)           8,350     10,700     20,867     16,351
Net income (2)                 3,998      6,459     16,782     12,792

1999
-------------
In thousands                    Q1         Q2         Q3         Q4
                          --------   --------   --------   --------
Operating revenues        $100,685   $ 84,318   $101,930   $ 88,848
Operating income            17,147     12,338     21,219     12,721
Net income                  12,237      7,617     17,601      8,235

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



/s/ J. Gordon Hurst
J. Gordon Hurst
President
January 24, 2001.

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




                             /s/ Arthur Andersen LLP
                               Arthur Andersen LLP

Indianapolis, Indiana,
January 24, 2001.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
Financial statements filed as part of this Form 10-K are included under Part II,
Item 8.

(a)(2) Financial Statement Schedules:

                                                          PAGES IN FORM 10-K/A
                                                          --------------------
Report of Independent Accountants                                 32
For the years ended December 31, 2000, 1999, and 1998:
Schedule II - Valuation and Qualifying Accounts                   34


All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

SCHEDULE II

                    Southern Indiana Gas And Electric Company

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                              Column B        Column C        Column D    Column E
--------                              --------   ------------------   --------    --------
                                                      Additions
                                      Balance    Charged    Charged  Deductions    Balance
                                     Beginning      to      to Other     from       End of
Description                           of Year    Expenses   Accounts Reserves, Net   Year
-----------                           --------   --------   --------  ---------     ------
                                                         (in thousands)
VALUATION AND QUALIFYING
    ACCOUNTS:
Year 2000 - Accumulated
    Provision for uncollectible
    Accounts                          $2,138      $1,189     $   -      $  688      $2,639

Year 1999 - Accumulated
    Provision for uncollectible
    Accounts                          $2,156      $  604     $   -      $  622      $2,138


Year 1998 - Accumulated
    Provision for uncollectible
    Accounts                          $  328      $2,797     $   -      $  969      $2,156

OTHER RESERVES:

Year 2000 - Reserve for
    Merger and integration costs       $   -      $7,400     $   -      $6,874      $  526

Year 2000 - Reserve for
    Injuries and damages              $1,047      $  351     $   -      $  374      $1,024


Year 1999 - Reserve for
    Injuries and damages              $  782      $  661     $   -      $  396      $1,047


Year 1998 - Reserve for
    Injuries and damages              $1,047      $   68    $  261      $  594      $  782

(a)(3) EXHIBITS
Exhibits for the company are listed in the Index to Exhibits beginning on page
37.

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

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY


Dated August 27, 2001
                                        /S/ Niel C. Ellerbrook
                                        --------------------------------
                                        Niel C. Ellerbrook, Chairman and
                                        Chief Executive Officer

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

EX - 4.1 Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948,
               June 1, 1949, October 1, 1949, January 1, 1951, April 1, 1954,
               March 1, 1957, October 1, 1965, September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1,
               1973, April 1, 1975, January 15, 1977, April 1, 1978, June 4,
               1981, January 20, 1983, November 1, 1983, March 1, 1984, June 1,
               1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1,
               1986. (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553,
               dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).) July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.) November 15, 1986 and January 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as Exhibit 4-A.) December 13, 1990. (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as
               Exhibit 4-A.) April 1, 1993. (Filed and designated in Form 8-K, dated April 13, 1993, File 1-3553, as Exhibit 4.) June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File 1-3553, as Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).) July 1, 1999. (Filed and designated in Form 10-Q, dated August 16, 1999, File 1-3553, as Exhibit 4(a).)

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

EX - 10.21     Indiana Energy, Inc. Director's Restricted Stock Plan as amended and restated effective May 1, 1997. (Filed and designated in Form
               10-Q for the quarterly period ended June 30, 1997, File 1-9091, as Exhibit 10-B.)

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

EX - 12 Ratio of Ratio of Earning to Fixed Charges. (Filed and designated in Form 10-K for the year ended December 31, 2000, File 1-15467, as Exhibit 12.)

EX - 99.1      Vectren Proxy Statement Pursuant to Section 14(a) of the
               Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph. (Filed and designated in Form 10-K for the year ended December 31, 2000, File 1-15467, as Exhibit 99.1.)

EX - 99.2      Agreement and Plan of Merger dated as of June 11,1999 among
               Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the
               "Merger Agreement "). (Filed and designated in Form S-4 to (No.
               333-90763) filed on November 12, 1999, File 1-15467, as Exhibit
               2.)

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

EX - 99.6      Shareholders Rights Agreement dated as of October 21, 1999 between Vectren Corporation and Equiserve Trust Company, N.A., as
               Rights Agent. (Filed and designated in Form S-4 to (No.
               333-90763) filed on November 12, 1999, File 1-15467, as Exhibit
               4.)