Form 10-Q/A
period 2000-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2001-08-29
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                                 (812) 491-4000
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock -Without par value      15,754,826          May 10, 2001
-----------------------------------  ----------------   ----------------
            Class                    Number of shares          Date

                                TABLE OF CONTENTS


Item                                                                Page
Number                                                             Number
  1        Financial Statements (Unaudited)
           Southern Indiana Gas and Electric Company
              Condensed Balance Sheets                               3-4
              Condensed Statements of Operations                      5
              Condensed Statements of Cash Flows                      6
           Notes to Condensed Unaudited Financial Statements         7-13
  2        Management's Discussion and Analysis of Results
           of Operations and Financial Condition                    14-20
           Signatures                                                 21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                             (Unaudited - Thousands)

                                                              March 31,
                                                       -----------------------  December 31,
                   ASSETS                                 2001          2000         2000
                   ------                              ----------   ----------   ----------
Utility Plant at original cost:
     Electric                                          $1,171,020   $1,142,496   $1,175,552
     Gas                                                  159,723      157,258      160,872
                                                       ----------   ----------   ----------
                                                        1,330,743    1,299,754    1,336,424
     Less: accumulated depreciation and amortization      661,008      626,545      650,499
                                                       ----------   ----------   ----------
                                                          669,735      673,209      685,925
     Construction work in progress                         57,646       55,909       52,582
                                                       ----------   ----------   ----------
        Net utility plant                                 727,381      729,118      738,507
                                                       ----------   ----------   ----------
Current Assets:
     Cash and cash equivalents                              3,687        2,147        1,613
     Accounts receivable, less reserves of $2,409,
         2,262 and $2,639, respectively                    56,571       34,743       49,554
     Accounts receivable from affiliated company            9,872        8,183       27,829
     Accrued unbilled revenues                             11,370       12,522       24,414
     Inventories                                           27,399       31,657       31,055
     Recoverable fuel and natural gas costs                35,996        6,210       28,703
     Other current assets                                      14        2,239          312
                                                       ----------   ----------   ----------
        Total current assets                              144,909       97,701      163,480
                                                       ----------   ----------   ----------

Other Investments and Property:
     Environmental improvement funds held by trustee        1,057        1,010        1,056
     Nonutility property and other, net                     2,924        2,924        1,960
                                                       ----------   ----------   ----------
         Total other investments and property               3,981        3,934        3,016
                                                       ----------   ----------   ----------
Other Assets:
     Regulatory assets                                     33,445       33,636       33,443
     Deferred charges, net                                 27,815       14,012       12,868
                                                       ----------   ----------   ----------
         Total other assets                                61,260       47,648       46,311
                                                       ----------   ----------   ----------

TOTAL ASSETS                                           $  937,531   $  878,401   $  951,314
                                                       ==========   ==========   ==========

      The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                             (Unaudited - Thousands)


                                                               March 31,
                                                          ------------------- December 31,
          SHAREHOLDER'S EQUITY AND LIABILITIES              2001       2000       2000
          ------------------------------------            --------   --------   --------
Capitalization:
     Common stock                                         $ 78,258   $ 78,258   $ 78,258
     Retained earnings                                     263,405    239,653    258,877
                                                          --------   --------   --------
        Total common shareholder's equity                  341,663    317,911    337,135
     Cumulative nonredeemable preferred stock                8,852     11,090      8,890
     Cumulative redeemable preferred stock                   7,500      7,500      7,500
     Cumulative special preferred stock                        460        576        576
     Long-term debt, net of current maturities             291,550    237,602    237,799
                                                          --------   --------   --------
        Total capitalization, net of current maturities    650,025    574,679    591,900
                                                          --------   --------   --------
Commitments and Contingencies (Notes 6 and 7)

Current Liabilities:
     Current maturities of adjustable rate bonds
        subject to tender                                        -     53,700     53,700
     Short-term borrowings                                  14,828     10,318     40,154
     Notes payable to affiliated company                    25,000          -          -
     Accounts payable to affiliated company                  6,266      6,468     11,486
     Accounts payable                                       40,578     26,550     60,085
     Dividends payable                                         142        103        144
     Accrued taxes                                          23,246     18,757      9,956
     Accrued interest                                        5,327      5,038      6,047
     Refunds to customers                                    4,229      1,863      3,543
     Deferred income taxes                                  10,271      1,483     11,295
     Other accrued liabilities                               5,225     19,201     14,278
                                                          --------   --------   --------
        Total current liabilities                          135,112    143,481    210,688
                                                          --------   --------   --------

Deferred Credits and Other Liabilities:
     Deferred income taxes                                 112,145    119,421    112,122
     Unamortized investment tax credits                     15,606     17,015     15,944
     Accrued postretirement benefits other
         than pensions                                      14,554     12,889     14,054
     Accrued pensions                                        6,668      8,862      6,310
     Other                                                   3,421      2,054        296
                                                          --------   --------   --------
        Total deferred credits and other liabilities       152,394    160,241    148,726
                                                          --------   --------   --------

TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES                $937,531   $878,401   $951,314
                                                          ========   ========   ========

      The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Unaudited - Thousands)

                                           Three Months         Twelve Months
                                          Ended March 31,       Ended March 31,
                                        -------------------   -------------------
                                           2001       2000       2001       2000
                                        --------   --------   --------   --------
      OPERATING REVENUES:
   Electric revenues                    $ 88,209   $ 72,990   $351,628   $309,572
   Gas revenues                           51,950     29,227    132,007     67,741
                                        --------   --------   --------   --------
     Total operating revenues            140,159    102,217    483,635    377,313
                                        --------   --------   --------   --------

COST OF OPERATING REVENUES:
   Cost of fuel and purchased power       31,137     21,678    121,552     94,494
   Cost of gas                            41,458     19,634    100,727     39,741
                                        --------   --------   --------   --------
     Total cost of operating revenues     72,595     41,312    222,279    134,235
                                        --------   --------   --------   --------
       Total margin                       67,564     60,905    261,356    243,078

OPERATING EXPENSES:
   Operations and maintenance             23,441     21,238    105,256     94,667
   Merger and integration costs              388     12,357      2,103     12,357
   Depreciation and amortization          11,084     11,490     42,808     45,140
   Income taxes                            9,041      4,237     29,636     23,334
   Taxes other than income taxes           3,626      3,233     13,651     12,951
                                        --------   --------   --------   --------
     Total operating expenses             47,580     52,555    193,454    188,449
                                        --------   --------   --------   --------

OPERATING INCOME                          19,984      8,350     67,902     54,629

OTHER INCOME-NET                             859        699      4,834      3,416
                                        --------   --------   --------   --------

INCOME BEFORE INTEREST AND
   PREFERRED STOCK DIVIDEND               20,843      9,049     72,736     58,045

INTEREST EXPENSE                           5,256      4,783     20,367     19,518
                                        --------   --------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE         15,587      4,266     52,369     38,527

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE-NET OF TAX        3,938          -      3,938          -
                                        --------   --------   --------   --------

NET INCOME                                19,525      4,266     56,307     38,527

PREFERRED STOCK DIVIDEND                     238        268        987      1,076
                                        --------   --------   --------   --------

NET INCOME APPLICABLE TO
   COMMON SHAREHOLDER                   $ 19,287   $  3,998   $ 55,320   $ 37,451
                                        ========   ========   ========   ========

       The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited - Thousands)

                                                             Three Months           Twelve Months
                                                            Ended March 31,         Ended March 31,
                                                         ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES                        2001        2000        2001        2000
                                                         --------    --------    --------    --------
    Net income                                           $ 19,525    $  4,266    $ 56,307    $ 38,527
    Adjustments to reconcile net income to cash
        provided from operating activities -
      Depreciation and amortization                        11,084      11,490      42,808      45,140
      Deferred income taxes and investment tax credits       (519)     (2,430)      1,924       1,123
      Allowance for funds used during construction           (329)          -      (2,380)       (296)
      Cumulative effect of accounting change               (3,938)          -      (3,938)          -
      Unrealized gain on derivatives                       (5,498)          -      (5,498)          -
    Changes in assets and liabilities -
      Receivables - net                                    23,984      (1,927)    (21,252)     (8,162)
      Inventories                                           3,656       9,802       4,258      10,246
      Recoverable fuel and natural gas costs               (7,293)       (625)    (29,785)     (1,741)
      Regulatory assets                                        (2)       (843)      1,425        (222)
      Accounts payable                                    (24,727)       (235)     18,520       7,292
      Accrued taxes                                         8,849       9,961         436       3,306
      Refunds to customers                                    686      (3,512)      2,366      (1,610)
      Other assets and liabilities                         (4,488)      6,377     (10,204)      5,869
                                                         --------    --------    --------    --------
      Total adjustments                                     1,465      28,058      (1,320)     60,945
                                                         --------    --------    --------    --------
        Net cash flows from operating activities           20,990      32,324      54,987      99,472
                                                         --------    --------    --------    --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
    Retirement of preferred stock                            (153)       (117)     (2,352)       (116)
    Proceeds from long-term debt                                -           -           -      25,000
    Net change in short-term borrowings and notes
    payable to affiliated company                            (275)     (6,412)     22,928     (72,483)
    Dividends on common and preferred stock                (8,842)     (8,793)    (29,705)    (32,556)
    Other                                                       -         (72)      2,844       3,144
                                                         --------    --------    --------    --------
        Net cash flows (required for) financing
           activities                                      (9,270)    (15,394)     (6,285)    (77,011)
                                                         --------    --------    --------    --------

CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
    Capital expenditures                                   (8,595)    (14,944)    (45,103)    (61,681)
    Other                                                  (1,051)       (288)     (2,059)     (1,345)
                                                         --------    --------    --------    --------
        Net cash flows (required for) investing
          activities                                       (9,646)    (15,232)    (47,162)    (63,026)
                                                         --------    --------    --------    --------

Net increase (decrease) in cash                             2,074       1,698       1,540     (40,565)

Cash and cash equivalents at beginning of period            1,613         449       2,147      42,712
                                                         --------    --------    --------    --------

Cash and cash equivalents at end of period               $  3,687    $  2,147    $  3,687    $  2,147
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

3.       Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001 were $0.4 million and $2.1 million, respectively. Merger costs are reflected in the financial statements of the subsidiaries in which merger savings are expected to be realized. The continued merger integration activities will be completed in 2001.

Since March 31, 2000, $14.5 has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance and $6.7 million related to transaction costs and filing fees. At March 31, 2001, the accrual remaining for such costs totaled $0.4 million, all related to severance costs. Of the $14.5 million expensed, the remaining $7.1 million was expensed through March 31, 2001 ($6.7 million in 2000 and $0.4 in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, and investor relations communications activities.

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

As of March 31, 2001, the fair value of power marketing derivative contracts total $11.8 million and is included in deferred charges, net in the Condensed Balance Sheets. The difference between the current market value and the market value on the date of adoption of $5.5 million is reflected in cost of fuel and purchased power in the Condensed Statements of Operations.

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

Vectren and certain subsidiaries of Vectren have provided certain corporate general and administrative services to the company including legal, finance, tax, risk management and human resources. The costs have been allocated to SIGECO using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had SIGECO secured those services on a stand alone basis. SIGECO received corporate allocations totaling $11.1 million and $41.1 million for the three and twelve months ended March 31, 2001, respectively. Prior to April 1, 2000, these costs were incurred by SIGECO directly.

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

There were two operating segments of SIGECO during the reported periods: (1) Electric Utility Services and (2) Gas Utility Services. The Electric Utility Services segment generates, transmits, distributes and sells electricity primarily within southwestern Indiana and in periods of under utilized capacity, sells excess electricity to other wholesale customers. The Gas Utility Services segment distributes, transports and sells natural gas to Evansville, Indiana and 64 communities in ten counties in southwestern Indiana. Revenues for each segment are attributable to customers in the United States. Effective January 1, 2001, SIGECO announced the reorganization of its utility operations into two primary business units: Energy Delivery and Power Supply. During 2001, organizational alignment will occur along with the development of management reporting processes. As a result, SIGECO will report segment information as Gas Utility Services and Electric Utility Services.

Certain information relating to SIGECO's business segments is presented below.

                                       Three Months         Twelve Months
                                      Ended March 31,       Ended March 31,
                                    -------------------   -------------------
In thousands                           2001       2000       2001       2000
                                    --------   --------   --------   --------
Operating Revenues:
     Electric Utility Services      $ 88,209   $ 72,990   $351,628   $309,572
     Gas Utility Services             51,950     29,227    132,007     67,741
                                    --------   --------   --------   --------
         Total operating revenues   $140,159   $102,217   $483,635   $377,313
                                    ========   ========   ========   ========

Net Income Applicable to
  Common Shareholder:
     Electric Utility Services      $ 16,869   $  2,607   $ 51,072   $ 35,017
     Gas Utility Services              2,418      1,391      4,248      2,434
                                    --------   --------   --------   --------
         Net income applicable to
          common shareholder        $ 19,287   $  3,998   $ 55,320   $ 37,451
                                    ========   ========   ========   ========


                                March 31,  March 31, December 31,
                                   2001       2000       2000
                                --------   --------   --------
Identifiable Assets:
Electric Utility Services       $788,506   $755,884   $799,104
Gas Utility Services             149,025    122,517    152,210
                                --------   --------   --------
    Total identifiable assets   $937,531   $878,401   $951,314
                                ========   ========   ========

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

Depreciation and Amortization
Depreciation and amortization decreased $0.4 million and $2.3 million for the three and twelve months ended March 31, 2001, respectively, compared to the prior year due to the contribution of certain information systems and equipment to a wholly owned subsidiary of Vectren.

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

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.4 million and $0.7 million for the three and twelve month periods ended March 31, 2001, respectively. The increases result from increases in gross receipts and property taxes.

Merger and Integration Costs

Merger and integration costs incurred for the three and twelve months ended March 31, 2001, totaled $0.4 million ($0.2 million after tax) and $2.1 million ($1.8 million after tax) respectively, and for both the three and twelve months ended March 31, 2000 totaled $12.4 million ($9.0 million after tax). Vectren expects to realize net merger savings of nearly $200 million over the next ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing. The continued merger integration activities, which will contribute to the merger savings, will be completed in 2001. Merger costs are reflected in the financial statements of Vectren's operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $14.5 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance costs and $6.7 related to transaction costs and regulatory filing fees incurred prior to the closing of the merger. At March 31, 2001, the accrual remaining for such costs totaled $0.4 million, all related to severance costs. Of the $14.5 million expensed, the remaining $7.1 million was expensed through March 31, 2001 ($6.7 million in 2000 and $0.4 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations as part of integration activities, internal labor of employees assigned to integration teams, investor relations communications activities, and certain benefit costs.

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

Interest Expense

Interest expense increased by $0.5 million and $0.8 million, respectively, for the three and twelve months ended March 31, 2001, respectively, when compared to the prior year. The increases were due primarily to increased working capital requirements resulting from higher natural gas prices.

                             Other Operating Matters

New Accounting Principle and Cumulative Effect of Change in Accounting Principle

See Note 5 in the condensed financial statements regarding the adoption of SFAS 133, as amended.

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

Cash Flow from Operations
SIGECO's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $21.0 million and $32.3 million for the three months ended March 31, 2001 and 2000, respectively, and $55.0 million and $99.5 million for the twelve months ended March 31, 2001 and 2000, respectively.

Cash flow from operations decreased during the three and twelve months ended March 31, 2001 compared to 2000 by $11.3 million and $44.5 million, respectively, due to increased working capital requirements due to higher gas costs offset by decreased merger and integration costs.

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


                               SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                              Registrant




        August 27, 2001                       /s/Jerome A. Benkert, Jr.
                                              -------------------------
                                              Jerome A. Benkert, Jr.
                                              Executive Vice President and
                                              Chief Financial Officer


                                              /s/M. Susan Hardwick
                                              -------------------------
                                              M. Susan Hardwick
                                              Vice President and Controller