Form 10-K405
period 2001-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2002-03-29
CIK 92195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

                 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from___________ to____________

 Commission       Registrant, State of Incorporation;         IRS Employer
 File Number         Address and Telephone Number           Identification No.
 -----------         ----------------------------           ------------------

   1-3553      Southern Indiana Gas and Electric Company        35-0672570
                       (An Indiana Corporation)
                        20 N. W. Fourth Street
                      Evansville, Indiana 47708
                           (812) 491-4000

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
  Registrant              Title of each class          on which registered
  ----------              -------------------         ---------------------
     None                        None                         None


Securities registered pursuant to Section 12(g) of the Act:
                                                      Name of each exchange
  Registrant              Title of each class          on which registered
  ----------              -------------------         ---------------------
     None                        None                         None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes X No _

Indicate the number shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

 Common Stock- Without Par Value        15,754,826             March 22, 2002
 -------------------------------        ----------             --------------
             Class                   Number of Shares               Date

As of March 22, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

                       Documents Incorporated by Reference
Certain information in the Vectren Corporation's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on March 15, 2002, is incorporated by reference in Part III of this Form 10-K.

Information in the Company's Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on March 26, 2002, regarding replacement of the Company's independent auditors, is incorporated by reference in Part I of this filing.

                                Table of Contents
Item                                                                       Page
Number                                                                    Number
                                     Part I

  1   Business ............................................................  1
  2   Properties ..........................................................  5
  3   Legal Proceedings....................................................  5
  4   Submission of Matters to Vote of Security Holders....................  6

                                     Part II

  5   Market for the Company's Common Equity
        and Related Stockholder Matters ...................................  6
  6   Selected Financial Data..............................................  7
  7   Management's Discussion and Analysis
        of Results of Operations and Financial Condition...................  8
  7A  Qualitative and Quantitative Disclosures About Market Risk........... 22
  8   Financial Statements and Supplementary Data.......................... 24
  9   Change in and Disagreements with Accountants on
        Accounting and Financial Disclosure................................ 50

                                    Part III

 10   Directors and Executive Officers of
        the Company........................................................ 50
 11   Executive Compensation............................................... 51
 12   Security Ownership of Certain Beneficial
        Owners and Management.............................................. 53
 13   Certain Relationships and Related
        Transactions....................................................... 54

                                     Part IV

 14   Exhibits, Financial Statement Schedules and
        Reports on Form 8-K................................................ 55
      Signatures........................................................... 58

                                   Definitions
As discussed in this Form 10-K, the abbreviations MMDth means millions of dekatherms, MDth means thousands of dekatherms, MW means megawatts, MMBTU means millions of British thermal units, kWh means kilowatt hours, throughput means combined gas sales and gas transportation volumes, and Mva means megavolt amperes.

                                     PART I

ITEM 1.  BUSINESS

                           Description of the Business

Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. The Company also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 other communities in 10 counties in southwestern Indiana. SIGECO is a direct subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUIHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, SIGECO, formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations, a utility jointly owned by Indiana Gas and Vectren Energy Delivery of Ohio, Inc.
(VEDO). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

Refer to Note 14 regarding the operating segments' activities and assets, Note 3 regarding special charges and Note 12 regarding the adoption of and current year impact of SFAS 133 in the Company's financial statements included under Part II
Item 8 Financial Statements and Supplementary Data.

                               Recent Development

On March 26, 2002, the Company filed a Current Report on Form 8-K announcing its decision to replace Arthur Andersen LLP as its independent auditors effective upon the completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company for the first quarter of 2002. This Form 8-K is included in this filing as Exhibit 99.5.

                      Narrative Description of the Business

The Company's regulated operations are comprised of its Electric Utility Services and Gas Utility Services segments. The Electric Utility Services segment includes the Company's power supply operations, power marketing operations, and electric transmission and distribution services, which operate and maintain six coal-fired electric power plants and five gas-fired peaking units with a total of 1,271 megawatts of generating capacity to provide electricity to primarily southwestern Indiana. The Gas Utility Services segment includes the Company's natural gas distribution business and provides natural gas distribution and transportation services to southwestern Indiana.

Electric Utility Services

Overview

The Company supplied electric service to 133,294 Indiana customers (115,770 residential, 17,327 commercial, and 197 industrial) during 2001. In addition, the Company is obligated to provide for firm power commitments to several municipalities and to maintain spinning reserve margin requirements under an agreement with the East Central Area Reliability Group.

The principal industries served include polycarbonate resin (Lexan) and plastic products, aluminum smelting and recycling, aluminum sheet products, automotive assembly, steel finishing, appliance manufacturing, pharmaceutical and nutritional products, automotive glass, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2001, electricity sales totaled 9,138,770 megawatt hours, resulting in revenues of approximately $378.9 million. Residential customers accounted for 25% of 2001 revenues; commercial 20%; industrial 22%; wholesale 32%; and other 1%.

Generating Capacity

Installed generating capacity as of December 31, 2001 was rated at 1,271 megawatts (MW). Coal-fired generating units provide 1,056 MW of capacity and gas or oil-fired turbines used for peaking or emergency conditions provide 215 MW.

In addition to its generating capacity, the Company has 82 MW available under firm contracts and 95 MW available under interruptible contracts. New peaking capacity of 80 MW is under development and is planned to be available for the summer peaking season in 2002. This new generating capacity will be fueled by natural gas.

The Company has interconnections with Louisville Gas and Electric Company, Cinergy Services, Inc., Indianapolis Power & Light Company, Hoosier Energy Rural Electric Cooperative, Inc., Big Rivers Electric Corporation, Wabash Valley Power Association, and the City of Jasper, Indiana, providing the ability to simultaneously interchange approximately 750 MW.

Total load for each of the years 1997 through 2001 at the time of the system summer peak, and the related reserve margin, is presented below in MW.

Date of Summer Peak Load             7-14-97  7-21-98  7-6-99   8-17-00  7-31-01
                                      -----    -----    -----    -----    -----
Total Load at Peak                    1,086    1,129    1,230    1,212    1,209

Generating Capability                 1,236    1,256    1,256    1,256    1,271
Firm Purchase Supply                      -        -        -       75       82
Interruptible Contracts                   -        -       95       95       95
                                      -----    -----    -----    -----    -----
Total Power Supply Capacity           1,236    1,256    1,351    1,426    1,448

Reserve Margin at Peak                   14%      11%      10%      18%      20%


The winter peak load of the 2000-2001 season of approximately 925 MW occurred on December 19, 2000 and was 6% higher than the previous winter peak load of approximately 873 MW which occurred on January 25, 2000.

The Company maintains a 1.5% interest in the Ohio Valley Electric Corporation
(OVEC). The OVEC is comprised of several electric utility companies, including SIGECO that supplies power requirements to the United States Department of Energy's (DOE) uranium enrichment plant near Portsmouth, Ohio. The participating companies are entitled to receive from OVEC, and are obligated to pay for, any available power in excess of the DOE contract demand. At the present time, the DOE contract demand is essentially zero. Because of this decreased demand, the Company's 1.5% interest in the OVEC makes available approximately 32 MW of capacity, in addition to its generating capacity, for use in other operations.

Fuel Costs

Electric generation for 2001 was fueled by coal (99.6%) and natural gas (0.4%). Oil was used only for testing of gas/oil-fired peaking units.

There are substantial coal reserves in the southern Indiana area, and coal for coal-fired generating stations has been supplied from operators of nearby Indiana strip mines including those owned by Vectren Fuels, Inc., a wholly owned subsidiary of Vectren. Approximately 3.2 million tons of coal was purchased for generating electricity during 2001. Of this amount, Vectren Fuels, Inc. supplied
2.6 million tons, of which 1.9 million tons was produced in its coal mines. The average cost of all coal consumed in generating electrical energy for the years 1997 through 2001 was as follows:

                                                                Average Cost
                           Average Cost      Average Cost         Per Kwh
           Year              Per Ton          Per MMBTU          (In Mills)
           ----            ------------      ------------        ----------

           1997               20.75               0.91               9.80
           1998               21.34               0.94               9.97
           1999               21.88               0.96              10.13
           2000               22.49               0.98              10.39
           2001               22.48               1.00              10.53

Other Operating Matters

The Company participates with 7 other utilities and 31 other affiliated groups located in 8 states comprising the east central area of the United States, in the East Central Area Reliability group, the purpose of which is to strengthen the area's electric power supply reliability. In addition, see Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's participation in the Midwest Independent System Operator group and regarding the change in operations at the Warrick Generating Station.

Regulatory Matters

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's regulated environment.

Environmental Matters

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition for discussion of the Company's Clean Air Act Compliance Plan and the USEPA's lawsuit against SIGECO for alleged violations of the Clean Air Act.

Gas Utility Services

Overview

For the year ended December 31, 2001, the Company supplied natural gas service to 110,393 Indiana customers, including 100,081 residential, 10,102 commercial, and 210 transportation customers.

The Company's service area contains diversified manufacturing and agriculture-related enterprises. The principal industries served include automotive assembly, parts and accessories, feed, aluminum products, appliance manufacturing, polycarbonate resin (Lexan) and plastic products, electrical equipment, metal specialties, glass, steel finishing, pharmaceutical and nutritional products, gasoline and oil products, and coal mining.

Revenues

For the year ended December 31, 2001, natural gas revenues approximated $101.1 million of which residential customers accounted for 64%, commercial 26%, transportation 9%, and other 1%, respectively.

The Company receives gas revenues by selling gas directly to residential, commercial, and industrial customers at approved rates or by transporting gas through its pipelines at approved rates to commercial and industrial customers that have purchased gas directly from other producers, brokers, or marketers. Total volume of gas provided to both sales and transportation customers (throughput) was 31,923 MDth for the year ended December 31, 2001. Transported gas represented 62% of total throughput. Rates for transporting gas provide for the same margins generally earned by selling gas under applicable sales tariffs.

The sale of gas is seasonal and strongly affected by variations in weather conditions. To mitigate seasonal demand, the Company owns and operates three underground gas storage fields with an estimated ready delivery from storage capability of 6.2 MMDth. Natural gas purchased from suppliers is injected into storage during periods of light demand which are typically periods of lower prices. The injected gas is then available to supplement contracted volumes during periods of peak requirements. Approximately 129,000 Dth of gas per day can be withdrawn from storage during peak demand periods.

Gas Purchases

In 2001, the Company purchased gas from multiple suppliers. The Company purchased 14,800 MDth volumes of gas in 2001 at an average cost of $5.20 per MDth. The cost of gas purchased for the last five years is as follows:

                                               Average Cost
                             Year            of Gas Purchased
                             ----            ----------------
                             1997                 $3.32
                             1998                 $3.22
                             1999                 $3.10
                             2000                 $5.46
                             2001                 $5.20

Regulatory Matters

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding the Company's regulated environment.

                                   Competition

See Part II Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition regarding competition within the public utility industry for the Company's regulated operations.

                                    Personnel

As of December 31, 2001, the Company had 542 employees.

In August 2001, Vectren signed a new four-year labor agreement, ending in September 2005 with Local 135 of the Teamsters, Chauffeurs, Warehousemen and Helpers. The new agreement provides for annual wage increases of 3.25%, a new 401(k) savings plan and improvements in the areas of health insurance and pension.

In July 2000, SIGECO signed a new four-year labor agreement with Local 702 of the International Brotherhood of Electrical Workers, ending June 2004. The new agreement provides a 3% wage increase for each year in addition to improvements in health care coverage, retirement benefits and incentive pay.

ITEM 2.   PROPERTIES

Electric Utility Services
The Company's installed generating capacity as of December 31, 2001 was rated at 1,271 MW. The Company's coal-fired generating facilities are: the Brown Station with 500 MW of capacity, located in Posey County approximately eight miles east of Mt. Vernon, Indiana; the Culley Station with 406 MW of capacity, and Warrick Unit 4 with 150 MW of capacity. Both the Culley and Warrick Stations are located in Warrick County near Yankeetown, Indiana. The Company's gas-fired turbine peaking units are: the 80 MW Brown Gas Turbine located at the Brown Station; two Broadway Gas Turbines located in Evansville, Indiana, with a combined capacity of 115 MW; and two Northeast Gas Turbines located northeast of Evansville in Vanderburgh County, Indiana with a combined capacity of 20 MW. The Brown and Broadway Unit 2 turbines are also equipped to burn oil. Total capacity of the Company's five gas turbines is 215 MW, and they are generally used only for reserve, peaking or emergency purposes due to the higher per unit cost of generation.

The Company's transmission system consists of 828 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,014.2 megavolt amperes (Mva). The electric distribution system includes 3,205 pole miles of lower voltage overhead lines and 255 trench miles of conduit containing 1,465 miles of underground distribution cable. The distribution system also includes 96 distribution substations with an installed capacity of 1,918.2 Mva and 50,133 distribution transformers with an installed capacity of 2,284.1 Mva.

The only utility property the Company owns outside of Indiana is approximately eight miles of 138,000 volt electric transmission line which is located in Kentucky and which interconnects with Louisville Gas and Electric Company's transmission system at Cloverport, Kentucky.

Gas Utility Services
The Company owns and operates three underground gas storage fields with an estimated ready delivery from storage capability of 6.2 MMDth of gas with daily delivery capabilities of 129,000 Dth. SIGECO's gas delivery system includes 2,921 miles of distribution and transmission mains all of which are located in Indiana.

Property Serving as Collateral
The Company's properties are subject to the lien of the First Mortgage Indenture dated as of April 1, 1932 between the Company and Bankers Trust Company, as Trustee, as supplemented by various supplemental indentures.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, with the exception of the matters described in Note 10 of its financial statements included in Part II
Item 8 Financial Statements and Supplementary Data regarding the Clean Air Act, there are no legal proceedings pending against the Company that could be material to its financial position or results of operations.

ITEM 4.  Submission of Matters to Vote of Security Holders

No matters were submitted during the fourth quarter to a vote of security holders.
                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price
All of the outstanding shares of the Company's common stock are owned by VUHI at December 31, 2001. The Company's common stock is not publicly traded.

As of December 31, 2001, there are no outstanding options or warrants to purchase the Company's common stock or securities convertible into the Company's common stock. Additionally, the Company has no plans to publicly offer any of its common equity.

Dividends Paid to Parent

    (In thousands)                     2001              2000
                                     --------          --------
         First Quarter                $8,601            $7,194
         Second Quarter                7,727             7,503
         Third Quarter                 7,677             6,609
         Fourth Quarter               14,904             7,333

On January 23, 2002, the board of directors declared a dividend of $10.3 million, payable to VUHI on March 1, 2002.

Dividends on shares of common stock are payable at the discretion of the board of directors out of legally available funds. Future payments of dividends, and the amounts of these dividends, will depend on the Company's financial condition, results of operations, capital requirements, and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information. The information should be read in conjunction with the Company's financial statements and notes thereto presented under Part II, Item 8 Financial Statements and Supplementary Data of this Form 10-K.

                                               Year Ended December 31
                                               ----------------------
(In thousands)                   1997       1998       1999    2000 (2)   2001 (1)
                              --------   --------   --------   --------   --------
Operating Data:
Operating revenues            $358,106   $364,666   $375,781   $445,693   $479,984
Operating income                62,912     62,002     63,425     56,268     55,667
Income before cumulative
  effect of change in
  accounting principle          45,363     43,542     46,768     41,048     40,452
Net income applicable to
  common shareholder            44,266     42,447     45,690     40,031     42,462

Balance Sheet Data:
Total assets                   864,463    881,912    894,759    958,496    973,222
Long-term debt, net of debt
  subject to tender            238,707    169,762    238,282    237,799    291,702
Long-term debt to VUHI               -          -          -          -     49,460
Redeemable preferred stock       8,424      8,308      8,192      8,076        460
Common shareholder's equity    306,828    320,182    334,570    337,135    333,816


1. Merger and integration related costs incurred for the year ended December 31, 2001 totaled $0.6 million ($0.4 million after tax). These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

     The Company incurred restructuring charges of $5.8 million, ($3.6 million after tax) relating to employee severance, related benefits and other employee related costs and consulting and other fees.

2. Merger and integration related costs incurred for the year ended December 31, 2000 totaled $14.1 million ($11.0 million after tax). These costs relate primarily to transaction costs, severance and other merger and acquisition integration activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto:

                                    Overview

Description of the Business

Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. The Company also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 other communities in 10 counties in southwestern Indiana. SIGECO is a direct subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, SIGECO, formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations, a utility jointly owned by Indiana Gas and Vectren Energy Delivery of Ohio, Inc.
(VEDO). VEDO is also a wholly owned subsidiary of VUHI. Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

                              Results of Operations

The Company's operations are comprised of its Electric Utility Services and Gas Utility Services segments. The Electric Utility Services segment includes the Company's power supply operations, power marketing operations, and electric transmission and distribution services, which operate and maintain six coal-fired electric power plants and five gas-fired peaking units with a total of 1,271 megawatts of generating capacity to provide electricity to primarily southwestern Indiana. The Gas Utility Services segment includes the operations of the Company's natural gas distribution business and provides natural gas distribution and transportation services in southwestern Indiana. The results of operations for the years ended December 31, 2001, 2000, and 1999 are as follows:


In thousands                                             2001        2000       1999
                                                     --------    --------   --------
Net income applicable to common shareholder,
 as reported                                         $ 42,462    $ 40,031   $ 45,690
   Merger and integration costs-net of tax                365      11,012          -
   Restructuring costs-net of tax                       3,616           -          -
   Impact of SFAS 133, including cumulative effect
     of change in accounting principle- net of tax     (1,951)          -          -
   Loss on extinguishment of preferred stock            1,170           -          -
                                                     --------    --------   --------
Net income applicable to common shareholder
 before nonrecurring items                           $ 45,662    $ 51,043   $ 45,690
                                                     ========    ========   ========


For 2001 compared to the prior year, net income before the impact of nonrecurring items decreased $5.4 million due to extraordinarily high gas costs early in the year that unfavorably impacted margins and operating costs, including uncollectible accounts expense, interest, and excise taxes. Also, heating weather was 10% warmer than the prior year and lower margins on wholesale power marketing sales.

For 2000 compared to 1999, net income before the impact of nonrecurring items increased $5.4 million primarily due to cooler temperatures and higher margins on wholesale power marketing sales.

Special Charges

Merger and Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 were $0.6 million ($0.4 million after tax) and $14.1 million ($11.0 million after tax), respectively. Vectren expects to realize net merger savings of nearly $200.0 million over ten years from the elimination of duplicate corporate and administrative programs and greater efficiencies in operations, business processes and purchasing encompassed in operations. Merger and integration activities resulting from the 2000 merger were completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $14.7 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance costs and $6.7 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger. At December 31, 2001, no accrual remains. The remaining $7.3 million was expensed ($6.7 million in 2000 and $0.6 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

During the merger planning process, approximately 54 positions were identified for elimination. As of December 31, 2001, all such identified positions have been vacated.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

Restructuring Costs
As part of continued cost saving efforts, in June 2001, Vectren's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan involves the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $4.3 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $1.5 million were incurred during the remainder of 2001 primarily related to consulting fees and employee relocation costs. In total, the Company has incurred restructuring charges of $5.8 million, ($3.6 million after tax). These charges were comprised of $4.4 million for employee severance, related benefits and other employee related costs and $1.4 million for consulting and other fees incurred through December 31, 2001. The restructuring program was completed during 2001, except for the departure of certain employees impacted by the restructuring.

The $4.4 million expensed for employee severance and related costs is associated with approximately 40 employees. Employee separation benefits include severance, healthcare, and outplacement services. As of December 31, 2001, 37 employees have exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring.

Impact of SFAS 133
Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The cumulative impact of adoption of SFAS 133 on January 1, 2001 was a gain of approximately $6.3 million ($3.9 million after tax.) Unrealized losses totaling $3.2 million ($2.0 million after tax) arising from the change in market value since the date of adoption is reflected in purchased electric energy. The net impact of SFAS 133 for the year ended December 31, 2001 is a gain of $3.1 million ($1.9 million after tax). (See below for a complete discussion of the new accounting principle.)

Loss on extinguishment of preferred stock
In September 2001, the Company notified holders of its 4.80%, 4.75%, and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.35 per share in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.97 per share in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.73 per share in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding. The total redemption price was $17.7 million and the loss on redemption totaled $1.2 million.

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

Resulting from the adoption of SFAS 133, certain contracts in the Company's power marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million after tax.) recorded as a cumulative effect of accounting change in the Statements of Income. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales specifically excluded from the provisions of SFAS 133.

Unrealized losses totaling $3.2 million ($2.0 million after tax) arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Statements of Income for the year ended December 31, 2001.

Utility Margin (Operating Revenues Less Cost of Gas, Cost of Fuel for Electric Generation, & Purchased Electric Energy)

Electric Utility Margin
Electric Utility margin for the year ended December 31, 2001 of $212.8 decreased $11.5 million, or 5%, compared to 2000 primarily from decreased margin on sales to wholesale energy markets and firm wholesale customers, reflecting the weakened national economy, and a $3.2 million reduction in margin recorded to reflect certain wholesale power marketing purchase and sale contracts at current market values as required by SFAS 133. The decreases were partially offset by a 3% increase in residential and commercial sales due to cooling weather 7% warmer than the prior year and a 3% increase in residential and commercial customer bases.

Electric Utility margin for the year ended December 31, 2000 of $224.3 million increased $9.8 million, or 5%, compared to 1999 primarily due to a $4.4 million increase in margins resulting from wholesale energy market activity. The remaining increase results from increased sales caused by the impact of much colder fourth quarter temperatures on electric heating sales and a 5% growth in commercial customers during the year. Retail and firm wholesale electric sales for 2000 increased 2% and total electric sales increased 8%.

The cost of fuel and purchased power increased $54.0 million, or 48%, in 2001 compared to 2000 and increased $19.1 million, or 20%, in 2000 compared to 1999. The increases result primarily from more wholesale energy sales. Megawatt hours sold to the wholesale market increased 106% in 2001 compared to 2000 and increased 39% in 2000 compared to 1999. The 2001 increase was also affected by the reductions in margin recorded as a result of SFAS 133.

Gas Utility Margin
Gas Utility margin for the year ended December 31, 2001 of $28.3 million decreased $2.1 million, compared to 2000. The decrease is due to a 10% decrease in throughput resulting primarily from weather 10% warmer than the previous year and the unfavorable impact on margin resulting from extraordinarily high gas costs early in 2001, coupled with the effects of a weakening economy. The Company's total throughput was 31.9 MMDth in 2001, 35.6 MMDth in 2000, and 31.6 MMDth in 1999.

Gas Utility margin increased $1.8 million to $30.4 million, or 6%, compared to the twelve-month period in 1999. The increase reflects 12% greater throughput due to much colder temperatures during 2000 than in 1999. Although temperatures were 7% warmer than normal for the year, temperatures during 2000 were 13% colder than in 1999 causing residential and commercial sales to rise 11% and 14%, respectively.

Cost of gas sold was $72.8 million in 2001, $78.9 million in 2000, and $39.6 million in 1999. Cost of gas sold decreased $6.1 million, or 8% in 2001 and increased $39.3 million, or 99%, in 2000. The changes are primarily due to fluctuations in average per unit purchased gas costs and the volume of dekatherms sold. The total average cost per dekatherm of gas purchased by SIGECO was $5.20 in 2001, $5.46 in 2000, and $3.10 in 1999. The price changes are due primarily to changing commodity costs in the marketplace.

Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation & Purchased Electric Energy)

Other Operating
Other operating expenses for the year ended December 31, 2001 decreased $1.2 million, or 1% compared to 2000. The 2001 decrease results, primarily, from reduced maintenance expenditures and merger synergies in the current year, offset by increased uncollectible accounts expense resulting from increased gas costs.

Other operating expenses increased $7.4 million, or 8%, for the year ended December 31, 2000, compared to the same period in 1999. The increase is primarily attributable to higher general and administrative costs.

Depreciation & Amortization
Utility depreciation and amortization in 2001 was comparable to 2000 and decreased $1.7 million, or 4%, for the year ended December 31, 2000 compared to 1999. The decrease in 2000 is primarily attributable to the contribution of certain information systems and equipment to a wholly owned subsidiary of Vectren.

Income Tax
Federal and state income taxes decreased $4.1 million in 2001. The decrease results from a lower effective rate which decreased from 38% to 34% during 2001. This decrease in the effective tax rate is due to the nondeductibility of certain merger and integration costs in 2000.

Federal and state income taxes declined $1.6 million in 2000, compared to 1999 due primarily to $7.3 million lower pre-tax earnings, partially offset by a higher effective tax rate resulting from the nondeductibility of certain merger costs.

Interest Expense

Interest expense increased $1.1 million for the year ended December 31, 2001. The increase was due primarily to increased working capital requirements resulting from higher natural gas prices. Interest expense in 2000 was comparable to the prior year period.

                                   Competition

The utility industry has been undergoing dramatic structural change for several years, resulting in increasing competitive pressures faced by electric and gas utility companies. Increased competition may create greater risks to the stability of utility earnings generally and may in the future reduce earnings from retail electric and gas sales. Currently, several states, including Ohio, have passed legislation allowing electricity customers to choose their electricity supplier in a competitive electricity market and several other states are considering such legislation. At the present time, Indiana has not adopted such legislation. Ohio regulation provides for choice of commodity for all gas customers. Indiana has not adopted any regulation requiring gas choice; however, the Company has approved tariffs permitting large volume customers choice among commodity suppliers.

                             Other Operating Matters

Midwest Independent System Operator

The Federal Energy Regulatory Commission (FERC) approved the Midwest Independent System Operator (MISO) as the nation's first regional transmission organization. The Carmel, Indiana-based MISO began some operations in December 2001 with control of 73,000 miles of transmission lines carrying up to 81,000 megawatts of power. More than 20 states are included in the MISO from the Midwest and Plains states, to Texas, Arkansas, and part of the Southeast. In December 2001, the IURC approved the Company's request for authority to transfer operational control over its electric transmission facilities to the MISO.

The FERC has made regional transmission organizations a top priority since the California power crisis last winter. Regional transmission organizations place public utility transmission facilities in a region under common control to boost competition and to provide more reliable power at lower rates. Issues pertaining to certain of MISO's tariff charges for its services remain to be determined by the FERC. Given the outstanding tariff issues, as well as the potential for additional growth in participation in MISO, the Company is unable to determine the impact MISO participation may have on its operations.

Operation of Warrick Station

In March 2001, Alcoa Power Generating, Inc., a subsidiary of ALCOA, INC. (ALCOA) began operating the Warrick Generating Station. Prior to March 2001 and since 1956, the Company operated the Warrick Generating Station as an agent for ALCOA. Three generating units at the station are owned by ALCOA, and the Company owns a fourth unit equally with ALCOA. The operating change has no impact on the Company's entitlement to the generating capacity.

Under the new arrangement, the Company reimburses ALCOA for operating costs pertaining to the Company's share of the fourth unit and pays ALCOA a fee for agency services. The reimbursed operating costs and the related agency fee are expected to be comparable to the costs the Company would have incurred to operate and administer its generating facilities under the previous operating arrangement. Therefore, this change is not expected to negatively impact the Company's financial results. Additionally, SIGECO has retained ALCOA as a wholesale power and transmission services customer.

                              Environmental Matters

The Company is subject to federal, state, and local regulations with respect to environmental matters, principally air, solid waste, and water quality. Pursuant to environmental regulations, the Company is required to obtain operating permits for the electric generating plants that it owns or operates and construction permits for any new plants it might propose to build. Regulations concerning air quality establish standards with respect to both ambient air quality and emissions from electric generating facilities, including particulate matter, sulfur dioxide (SO2), and nitrogen oxides (NOx). Regulations concerning water quality establish standards relating to intake and discharge of water from electric generating facilities, including water used for cooling purposes in electric generating facilities. Because of the scope and complexity of these regulations, the Company is unable to predict the ultimate effect of such regulations on its future operations, nor is it possible to predict what other regulations may be adopted in the future. The Company intends to comply with all applicable governmental regulations, but will contest any regulation it deems to be unreasonable or impossible.

Clean Air Act

NOx SIP Call Matter
The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

In October 1998, the USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). This ruling found that the SIP's of certain states, including Indiana, were substantially inadequate since they allowed for NOx emissions in amounts that contributed to non-attainment with the ozone NAAQS in downwind states. The USEPA required each state to revise its SIP to provide for further NOx emission reductions. The NOx emissions budget, as stipulated in the USEPA's final ruling, requires a 31% reduction in total NOx emissions from Indiana.

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs./mmbtu by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

The IURC issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's cost estimate for the construction, subject to periodic review of the actual costs incurred, and (3) approves a mechanism whereby, prior to an electric base rate case, the Company may recover a return on its capital costs for the project, at its overall cost of capital, including a return on equity.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through December 31, 2001, approximately $22.5 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Installation of SCR technology at these stations is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA; therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation
In the late 1990's, the USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications, and operations changes. The focus of the investigation was to determine whether new source review permitting requirements were triggered by such plant modifications, and whether best available control technology was, or should have been, used. Numerous electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for compliance. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to an investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (1) making modifications to its Culley Generating Station in Yankeetown, Indiana, without obtaining required permits; (2) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

SIGECO believes it performed only maintenance, repair, and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source review standards, SIGECO believes that the lawsuit is without merit and intends to vigorously defend itself.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available control technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station is included in the $175.0 million to $195.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the permitting requirements of new source review and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual, and the plant continues to operate while the matter is being decided.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

                           Rate and Regulatory Matters

Gas and electric operations with regard to retail rates and charges, terms of service, accounting matters, issuance of securities, and certain other operational matters specific to its Indiana customers are regulated by the Indiana Utility Regulatory Commission (IURC). Changes in prices for fuel for electric generation and purchased power are determined primarily by energy markets. Wholesale energy sales are subject to regulation by the Federal Energy Regulatory Commission (FERC).

Gas Costs Proceedings

Adjustments to rates and charges related to the cost of gas charged to Indiana customers are made through gas cost adjustment (GCA) procedures established by Indiana law and administered by the IURC. GCA procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for a designated future quarter. The procedures also provide for inclusion in later quarters any variances between estimated and actual costs of gas sold in a given quarter. This reconciliation process with regard to changes in the cost of gas sold closely matches revenues to expenses.

The IURC has also applied the statute authorizing GCA procedures to reduce rates when necessary to limit net operating income to a level authorized in its last general rate order through the application of an earnings test. Recovery of gas costs is not allowed to the extent that net operating income for the longer of
(1) a 60-month period, including the twelve-month period provided in the gas cost adjustment filing, or (2) the date of the last order establishing base rates and charges exceeds the total net operating income authorized by the IURC. For the recent past, the earnings test has not affected the Company's ability to recover gas costs, and the Company does not anticipate the earnings test will restrict the recovery of gas costs in the near future.

Rate structures for gas delivery operations do not include weather normalization-type clauses that authorize the utility to recover gross margin on sales established in its last general rate case, regardless of actual weather patterns.

Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company is allowed full recovery of such changes in purchased gas costs from their retail customers through these commission-approved gas cost adjustment mechanisms, and margin on gas sales should not be impacted. However, in 2001, the Company experienced higher working capital requirements, increased expenses including unrecoverable interest costs, uncollectible accounts expense, and unaccounted for gas and some level of price sensitive reduction in volumes sold.

Fuel & Purchased Power Costs

Adjustments to rates and charges related to the cost of fuel and the net energy cost of purchased power charged to Indiana customers are made through fuel cost adjustment procedures established by Indiana law and administered by the IURC. Fuel cost adjustment procedures involve scheduled quarterly filings and IURC hearings to establish the amount of price adjustments for future quarters. The procedures also provide for inclusion in a later quarter of any variances between estimated and actual costs of fuel and purchased power in a given quarter. The order provides that any over-or-under-recovery caused by variances between estimated and actual cost in a given quarter will be included in the second succeeding quarter's adjustment factor. This continuous reconciliation of estimated incremental fuel costs billed with actual incremental fuel costs incurred closely matches revenues to expenses.

An earnings test similar to the test restricting gas cost recovery is the principal restriction to recovery of fuel cost increases. This earnings test has not affected the Company's ability to recover fuel costs, and the Company does not anticipate the earnings test will restrict the recovery of fuel costs in the near future.

As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, SIGECO entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC in August 2000, has been extended by agreement through March 2002 and additional settlement discussions are expected in 2002. Under the settlement, SIGECO can recover the entire cost of purchased power up to an established benchmark, and during forced outages, SIGECO will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, SIGECO believes it has limited its exposure to unrecoverable purchased power costs.

                         Significant Accounting Policies

As described in Note 2 to the consolidated financial statements, significant accounting policies include the following:

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

Utility Plant & Depreciation

Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility property is provided using the straight-line method over the estimated service lives of the depreciable assets. AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Consolidated Statements of Income. Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

Impairment Review of Long-Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value.

Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the Indiana Utility Regulatory Commission (IURC), and retail public utility operations affecting Ohio customers are subject to regulation by the Public Utilities Commission of Ohio (PUCO). The Company's wholesale energy transactions are subject to regulation by the Federal Energy Regulatory Commission (FERC).

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company continually assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. Metered electric rates also allow recovery, through a quarterly rate adjustment mechanism, for the margin on electric sales lost due to the implementation of demand side management programs.

The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

Revenues

Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

       Impact of Recently Issued Accounting Guidance on Future Operations

SFAS 141 & 142

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

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The adoption of SFAS 141 and SFAS 142 will not materially impact operations.

SFAS 143

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

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No.

121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is evaluating the impact SFAS 144 will have on its operations.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 49% and 52% of total capitalization, including long-term debt subject to tender, at December 31, 2001 and 2000, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, and capital expenditures. Short-term borrowings tend to be greatest during the summer when accounts receivable and unbilled utility revenues related to electricity are highest and gas storage facilities are being refilled. However, working capital requirements have been higher throughout 2001 due to the extraordinarily high natural gas costs early in 2001.

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required due to significant capital expenditures for NOx compliance equipment.

SIGECO's credit ratings on outstanding secured debt at December 31, 2001 are A-/A1.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $44.1 million, $66.3 million, and $110.1 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

Cash flow from operations decreased during the year ended December 31, 2001 compared to 2000 by $22.2 million due to less income after considering non-cash charges, coupled with unfavorable changes in working capital accounts.

Cash provided by operations decreased during 2000 as compared to 1999 by $43.8 million. The decrease is primarily attributable to merger and integration costs causing lower net income, increased recoverable fuel and natural gas costs and increased working capital requirements resulting from higher natural gas costs.

Financing Activities

Sources & Uses of Liquidity
SIGECO mainly relies on the short-term borrowing arrangements of VUHI for its short-term working capital needs. The intercompany credit line totals $150.0 million, but is limited to VUHI's available capacity ($76.7 million at December 31, 2001) and is subject to the same terms and conditions as VUHI's commercial paper program. Borrowings outstanding at December 31, 2001 were $80.7 million. At December 31, 2001, the Company has approximately $10.0 million of short-term borrowing capacity with third parties to supplement its intercompany borrowing arrangements, of which $9.1 million is available.

During the five-year period 2002-2006, maturities and sinking fund requirements on long-term debt subject to mandatory redemption are $1.0 million in 2003. Also during the five-year period 2002-2006, exercisable put provisions on long-term debt are $53.7 million in 2006.

Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $273.3 million is outstanding at December 31, 2001 and VUHI's $350.0 million unsecured senior notes outstanding at December 31, 2001. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Under the terms of VUHI's commercial paper program, it must maintain a rating of better than BB+/Ba1.

Financing Cash Flow. Cash flow provided by financing activities of $33.5 million for the year ended December 31, 2001 includes $90.8 million of additional net borrowings, offset by $38.9 million in common stock dividends and $17.7 million paid for the redemption of preferred stock. During 2001, $49.5 million of proceeds from long-term debt issuances to VUHI was utilized to fund the construction of NOx equipment.

Cash flow requirements for financing activities of $12.4 million for the year ended December 31, 2000 includes $17.3 million of additional net borrowings offset by $28.6 million in common stock dividends. This is a decrease in cash requirements of $36.1 million over prior year due primarily to $80.0 million of debt issued in 1999.

Other Financing Transactions. In December 2001, the Company issued $49.5 million of long-term debt to VUHI. The note bears interest at 6.69%. VUHI generated the proceeds through the issuance of the $350.0 million unsecured senior notes subject to the guarantees by Indiana Gas, SIGECO, and VEDO discussed above.

In September 2001, the Company notified holders of its 4.80%, 4.75%, and 6.50% preferred stock of its intention to redeem the shares. The 4.80% preferred stock was redeemed at $110.00 per share, plus $1.35 per share in accrued and unpaid dividends. Prior to the redemption, there were 85,519 shares outstanding. The 4.75% preferred stock was redeemed at $101.00 per share, plus $0.97 per share in accrued and unpaid dividends. Prior to the redemption, there were 3,000 shares outstanding. The 6.50% preferred stock was redeemed at $104.23 per share, plus $0.73 per share in accrued and unpaid dividends. Prior to the redemption, there were 75,000 shares outstanding. The total redemption price was $17.7 million. The loss on redemption, which is included in the reconciliation of net income to net income applicable to common shareholder, approximated $1.2 million.

The Company has $31.5 million of adjustable rate pollution control series first mortgage bonds and $22.2 million of adjustable rate pollution control series unsecured senior notes which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds were presented as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt.

Capital Expenditures & Other Investment Activities

Cash required for investing activities of $76.8 million for the year ended December 31, 2001 is entirely for capital expenditures. Investing activities for the years ended December 31, 2000 and 1999 were $52.7 million and $61.7 million, respectively. The increase in 2001 is attributable NOx compliance expenditures and expenditures for the construction of an 80 megawatt peaking unit. The decrease in 2000 is principally the result of increased expenditures in 1999 for the design and implementation of several comprehensive information systems necessary to meet expanding customer needs and to better manage resources.

Planned Capital Expenditures
New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Additionally, during the three-year period 2002-2004, construction costs for NOx emissions control equipment are estimated to total between $150.0 million and $170.0 million and additional generation is planned. Planned capital expenditures for the five year period 2002 - 2006 are estimated as follows: $105.8 million in 2002, $167.4 million in 2003, $69.3 million in 2004, $52.4 million in 2005, and $83.2 million in 2006. These amounts include expenditures for NOx compliance of approximately $35.9 million in 2002, $101.3 million in 2003 and $15.1 million in 2004.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition, including, but not limited to Vectren's realization of net merger savings, are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk. The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

The Company does engage in limited, wholesale power marketing activities that may expose the Company to commodity price risk associated with fluctuating electric power prices. These power marketing activities manage the utilization of its available electric generating capacity. Power marketing operations enter into forward contracts that commit the Company to purchase and sell electric power in the future.

Commodity price risk results from forward sales contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the year ended December 31, 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre-tax earnings by approximately $2.0 million.

Interest Rate Risk. The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded. To manage this exposure, the Company may periodically use derivative financial instruments to reduce earnings fluctuations caused by interest rate volatility. At December 31, 2001, such obligations represented 25% of the Company's total debt portfolio.

Market risk is estimated as the potential impact resulting from fluctuations in interest rates on adjustable rate borrowing arrangements exposed to short-term interest rate volatility including bank notes, lines of credit, commercial paper, and certain adjustable rate long-term debt instruments. At December 31, 2001 and 2000, the combined borrowings under these facilities totaled $104.0 million and $62.7 million, respectively. Based upon average borrowing rates under these facilities during the years ended December 31, 2001 and 2000, an increase of 100 basis points (1%) in the rates would have increased interest expense by $0.7 million and $0.4 million, respectively.

Other Risks. By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2001, the Company has a net receivable from Enron Corp. of approximately $1.0 million, which has been fully reserved.

The Company's customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

ITEM 8.  Financial Statements and Supplementary Data

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

The integrity and objectivity of the data in this report, including required estimates and judgments, are the responsibilities of management. Management maintains a system of internal control and utilizes an internal auditing program to provide reasonable assurance of compliance with company policies and procedures and the safeguard of assets.

The board of directors of Vectren Corporation (Vectren), the parent company of SIGECO, pursues its responsibility for these financial statements through its audit committee, which meets periodically with management, the internal auditors and the independent auditors, to assure that each is carrying out its responsibilities. Both the internal auditors and the independent auditors meet with the audit committee of Vectren's board of directors, with and without management representatives present, to discuss the scope and results of their audits, their comments on the adequacy of internal accounting control and the quality of financial reporting.


/S/ Niel C. Ellerbrook
Niel C. Ellerbrook
Chairman and Chief Executive Officer
January 24, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Southern Indiana Gas and Electric
Company:

We have audited the accompanying balance sheets of Southern Indiana Gas and Electric Company (an Indiana corporation) as of December 31, 2001 and 2000, and the related statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Indiana Gas and Electric Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 12 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Part IV Item 14
(a) (2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 /S/ Arthur Andersen LLP
                                                     Arthur Andersen LLP
Indianapolis, Indiana,
January 24, 2002.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                 (In thousands)



                                                       At December 31,
                                                   -----------------------
                                                         2001         2000
                                                   ----------   ----------
                             ASSETS

Utility Plant
  Original cost                                    $1,455,826   $1,389,007
  Less:  Accumulated depreciation & amortization      690,344      650,499
                                                   ----------   ----------
       Net utility plant                              765,482      738,508
                                                   ----------   ----------

Current Assets
   Cash & cash equivalents                              2,451        1,613
   Accounts receivable-less reserves of $3,241 &
      $2,639, respectively                             41,227       49,543
   Receivables from other Vectren companies                 -       26,865
   Accrued unbilled revenues                           17,013       24,414
   Inventories                                         38,322       31,055
   Recoverable fuel & natural gas costs                22,132       28,703
   Prepayments & other current assets                  24,118          312
                                                   ----------   ----------
       Total current assets                           145,263      162,505
                                                   ----------   ----------

Investments in unconsolidated affiliates                  160          964
Other investments                                       9,254        7,358
Non-utility property-net                                4,386        1,960
Regulatory assets                                      41,525       40,625
Other assets                                            7,152        6,576
                                                   ----------   ----------
TOTAL ASSETS                                       $  973,222   $  958,496
                                                   ==========   ==========

     The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                 (In thousands)

                                                    At December 31,
                                                  -------------------
                                                    2001       2000
                                                  --------   --------
    LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
     Common stock (no par value)                  $ 78,258   $ 78,258
     Retained earnings                             255,464    258,877
     Accumulated other comprehensive income             94          -
                                                  --------   --------
         Total common shareholder's equity         333,816    337,135
                                                  --------   --------
  Cumulative preferred stock of subsidiary
     Redeemable                                        460      8,076
     Nonredeemable                                       -      8,890
                                                  --------   --------
         Total preferred stock                         460     16,966
                                                  --------   --------

  Long-term debt-net of debt subject to tender     291,702    237,799
  Long-term debt to VUHI                            49,460          -
                                                  --------   --------
         Total capitalization                      675,438    591,900
                                                  --------   --------
Commitments & Contingencies (Notes 4, 9-11)

Current Liabilities
  Accounts payable                                  27,135     60,085
  Payables to other Vectren companies                3,390     11,486
  Accrued liabilities                               33,545     45,256
  Short-term borrowings                                874     40,154
  Short-term borrowings to VUHI                     80,664          -
  Long-term debt subject to tender                       -     53,700
                                                  --------   --------
     Total current liabilities                     145,608    210,681
                                                  --------   --------
Deferred Credits & Other Liabilities
  Deferred income taxes                            112,746    119,303
  Deferred credits & other liabilities              39,430     36,612
                                                  --------   --------
     Total deferred credits & other liabilities    152,176    155,915
                                                  --------   --------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY          $973,222   $958,496
                                                  ========   ========

     The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                Year Ended December 31,
                                            ------------------------------
                                                2001       2000       1999
                                            --------   --------   --------
OPERATING REVENUES
  Electric revenues                         $378,867   $336,409   $307,569
  Gas revenues                               101,117    109,284     68,212
                                            --------   --------   --------
    Total operating revenues                 479,984    445,693    375,781
                                            --------   --------   --------
COST OF OPERATING REVENUES
  Fuel for electric generation                74,402     75,699     72,155
  Purchased electric energy                   91,666     36,394     20,791
  Cost of gas sold                            72,829     78,903     39,612
                                            --------   --------   --------
    Total cost of operating revenues         238,897    190,996    132,558
                                            --------   --------   --------

TOTAL OPERATING MARGIN                       241,087    254,697    243,223

OPERATING EXPENSES
  Other operating                            101,868    103,053     95,658
  Merger & integration costs                     588     14,072          -
  Restructuring costs                          5,825          -          -
  Depreciation & amortization                 43,287     43,214     44,868
  Income taxes                                20,762     24,832     26,428
  Taxes other than income taxes               13,090     13,258     12,844
                                            --------   --------   --------
    Total operating expenses                 185,420    198,429    179,798
                                            --------   --------   --------

OPERATING INCOME                              55,667     56,268     63,425

Other - net                                    5,778      4,674      3,109
Interest expense                              20,993     19,894     19,766
                                            --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              40,452     41,048     46,768
                                            --------   --------   --------

Cumulative effect of change in accounting
  principle-net of tax                         3,938          -          -
                                            --------   --------   --------
NET INCOME                                    44,390     41,048     46,768

Preferred stock dividends                        758      1,017      1,078
Loss on extinguishment of preferred stock      1,170          -          -
                                            --------   --------   --------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                      $ 42,462   $ 40,031   $ 45,690
                                            ========   ========   ========

     The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                               Year Ended December 31,
                                                           -------------------------------
                                                               2001       2000       1999
                                                           ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  44,390  $  41,048  $  46,768
  Adjustments to reconcile net income to cash
      from operating activities:
    Depreciation & amortization                               43,287     43,214     44,868
    Deferred income taxes & investment tax credits            (9,934)        13      3,396
    Net unrealized gain on derivative instruments,
     including cumulative effect of change in
     accounting principle                                     (3,143)         -          -
    Other non-cash charges- net                                  639      2,579      4,167
    Changes in assets & liabilities-
      Accounts receivable, including to Vectren
        companies & accrued unbilled revenue                  46,504    (47,378)    (5,787)
      Inventories                                             (7,267)    10,404      5,201
      Recoverable fuel & natural gas costs                     6,571    (23,118)       346
      Prepayments & other current assets                     (18,559)     4,994          -
      Regulatory assets                                        1,124     (9,286)     1,435
      Accounts payable, including to Vectren companies       (47,374)    43,011        433
      Accrued liabilities                                    (15,119)     8,571      6,856
      Other noncurrent assets & liabilities                    2,999     (7,731)     2,453
                                                           ---------  ---------  ---------
    Total adjustments                                           (272)    25,273     63,368
                                                           ---------  ---------  ---------
      Net cash flows from operating activities                44,118     66,321    110,136
                                                           ---------  ---------  ---------
CASH FLOWS FROM (REQUIRED FOR)
FINANCING ACTIVITIES
  Proceeds from:
     Long-term debt to VUHI                                   49,460          -          -
     Long-term debt                                                -          -     80,000
  Requirements for:
     Dividends on common stock                               (38,909)   (28,639)   (31,302)
     Redemption of preferred stock                           (17,676)    (2,000)      (116)
     Dividends on preferred stock                               (758)    (1,017)    (1,078)
     Retirement of long-term debt                                  -          -    (55,000)
  Net change in short-term borrowings, including to VUHI      41,384     17,274    (44,379)
  Proceeds (payments) from other financing activities              -      1,974      3,393
                                                           ---------  ---------  ---------
       Net cash flows from (required for)
         financing activities                                 33,501    (12,408)   (48,482)
                                                           ---------  ---------  ---------
CASH FLOWS (REQUIRED FOR) INVESTING
    ACTIVITIES
  Requirements for:
     Capital expenditures                                    (76,781)   (51,119)   (60,677)
     Other investments                                             -     (1,630)    (1,040)
                                                           ---------  ---------  ---------
        Net cash flows (required for)
         investing activities                                (76,781)   (52,749)   (61,717)
                                                           ---------  ---------  ---------
Net increase (decrease) in cash & cash equivalents               838      1,164        (63)
Cash & cash equivalents at beginning of period                 1,613        449        512
                                                           ---------  ---------  ---------
Cash & cash equivalents at end of period                   $   2,451  $   1,613  $     449
                                                           =========  =========  =========

     The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                    STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                  Accumulated
                                                                    Other
                                            Common    Retained   Comprehensive
                                            Stock     Earnings      Income        Total
                                          --------   ---------   -------------  ---------
Balance at December 31, 1998              $ 78,258   $ 241,924      $     -     $ 320,182

Net income & comprehensive income                       46,768                     46,768
Common stock dividends                                 (31,302)                   (31,302)
Preferred stock dividends                               (1,078)                    (1,078)
                                          --------   ---------     ---------    ---------
Balance at December 31, 1999                78,258     256,312            -       334,570

Net income & comprehensive income                       41,048                     41,048
Common stock dividends                                 (28,639)                   (28,639)
Preferred stock dividends                               (1,017)                    (1,017)
Contribution of assets to parent                        (9,144)                    (9,144)
Other                                                      317                        317
                                          --------   ---------     ---------    ---------
Balance at December 31, 2000                78,258     258,877            -       337,135

Comprehensive income:
Net income                                              44,390                     44,390
Other comprehensive income-net of tax                                    94            94
                                          --------   ---------     ---------    ---------
Total comprehensive income                                                         44,484
                                          --------   ---------     ---------    ---------
Common stock dividends                                 (38,909)                   (38,909)
Preferred stock dividends                                 (758)                      (758)
Contribution of assets to parent                        (6,963)                    (6,963)
Loss on redemption of preferred stock                   (1,173)                    (1,173)
                                          --------   ---------     ---------    ---------
Balance at December 31, 2001              $ 78,258   $ 255,464      $    94     $ 333,816
                                          ========   =========     =========    =========

     The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                        NOTES TO THE FINANCIAL STATEMENTS

1.       Organization and Nature of Operations

Overview
Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. The Company also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 other communities in 10 counties in southwestern Indiana. SIGECO is a direct subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with Accounting Principles Board (APB) Opinion No. 16 "Business Combinations."

Vectren's wholly owned subsidiary, VUHI, serves as the intermediate holding company for its three operating public utilities: Indiana Gas Company, Inc. (Indiana Gas), formerly a wholly owned subsidiary of Indiana Energy, SIGECO, formerly a wholly owned subsidiary of SIGCORP, and the Ohio operations, a utility jointly owned by Indiana Gas and Vectren Energy Delivery of Ohio, Inc.
(VEDO). Both Vectren and VUHI are exempt from registration pursuant to Section 3(a)(1) and 3(c) of the Public Utility Holding Company Act of 1935.

2.       Summary of Significant Accounting Policies

A.       Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

B.       Cash & Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes is as follows:

                                              Year Ended December 31,
                                            ---------------------------
 In thousands                                2001      2000      1999
                                            -------   -------   -------
Cash paid during the year for
   Interest (net of amount capitalized)     $19,517   $17,506   $15,437
   Income taxes                              47,960    21,627    25,476
                                            -------   -------   -------

C.  Inventories
Inventories consist of the following:

                                                  At December 31,
                                                 -----------------
In thousands                                        2001      2000
                                                 -------   -------
Materials & supplies                             $17,008   $15,022
Gas in storage - at LIFO cost                     10,425     8,062
Fuel (coal and oil) for electric generation        9,513     4,111
Emission allowances                                1,376     3,860
                                                 -------   -------
       Total inventories                         $38,322   $31,055
                                                 =======   =======


Based on the average cost of gas purchased during December, the cost of replacing the current portion of gas in storage carried at LIFO cost exceeded LIFO cost at December 31, 2001 and 2000 by approximately $15.8 million and $17.9 million, respectively. All other inventories are carried at average cost.

D.       Utility Plant & Depreciation
Utility plant is stated at historical cost, including an allowance for the cost of funds used during construction (AFUDC). Depreciation of utility plant is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, is as follows:

                                     At & For the Year Ended December 31,
                               -------------------------------------------------
In thousands                              2001                     2000
                               ------------------------ ------------------------
                                           Depreciation             Depreciation
                                            Rates as a               Rates as a
                                            Percent of               Percent of
                                 Original    Original     Original     Original
                                  Cost        Cost         Cost         Cost
                               ----------- ------------ ----------- ------------
Electric utility plant         $ 1,148,887     3.3%     $ 1,136,760      3.3%
Gas utility plant                  155,051     3.0%         152,357      3.2%
Common utility plant                41,197     2.6%          47,308      3.9%
Construction work in progress      110,691       -           52,582        -
                               ----------- ------------ ----------- ------------
       Total original cost     $ 1,455,826              $ 1,389,007
                               =========== ============ =========== ============


AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported is as follows:

                                      Year Ended December 31,
                                     ------------------------
 In thousands                          2001     2000     1999
                                     ------   ------   ------
AFUDC - equity funds                 $1,653   $2,051   $  296
AFUDC - borrowed funds                1,371    1,817    2,508
                                     ------   ------   ------
      Total AFUDC capitalized        $3,024   $3,868   $2,804
                                     ======   ======   ======


Maintenance and repairs, including the cost of removal of minor items of property and planned major maintenance projects, are charged to expense as incurred. When property that represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant, and such cost, together with the cost of removal less salvage, is charged to accumulated depreciation.

E.  Impairment Review of Long-Lived Assets
Long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as facts and circumstances indicate that the carrying amount may be impaired. Specifically, the evaluation for impairment involves the comparison of an asset's carrying value to the estimated future cash flows the asset is expected to generate over its remaining life. If this evaluation were to conclude that the carrying value of the asset is impaired, an impairment charge would be recorded as a charge to operations based on the difference between the asset's carrying amount and its fair value. (See Note 15 for further information on the adoption of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.")

F. Regulation
Retail public utility operations affecting Indiana customers are subject to regulation by the Indiana Utility Regulatory Commission (IURC). The Company's wholesale energy transactions are subject to regulation by the Federal Energy Regulatory Commission (FERC).

SFAS 71
The Company's accounting policies give recognition to the rate-making and accounting practices of these agencies and to accounting principles generally accepted in the United States, including the provisions of SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Regulatory assets represent probable future revenues associated with certain incurred costs, which will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process.

The Company continually assesses the recoverability of costs recognized as regulatory assets and the ability to continue to account for its activities in accordance with SFAS 71, based on the criteria set forth in SFAS 71. Based on current regulation, the Company believes such accounting is appropriate. If all or part of the Company's operations cease to meet the criteria of SFAS 71, a write-off of related regulatory assets and liabilities could be required. In addition, the Company would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. Regulatory assets consist of the following:

                                            At December 31,
                                          -------------------
 In thousands                                2001      2000
                                          --------   --------
Demand side management programs           $ 26,158   $ 26,243
Unamortized debt discount & expenses         3,155      2,886
Other                                       12,212     11,496
                                          --------   --------
     Total regulatory assets              $ 41,525   $ 40,625
                                          ========   ========


As of December 31, 2001, $18.9 million of regulatory assets is reflected in rates charged to customers. The remaining $22.6 million, which is not yet included in rates, represents electric demand side management (DSM) costs incurred after 1993. The Company is currently recovering $3.6 million of DSM costs in rates. Based upon this prior regulatory authority, management believes that future recovery of DSM costs not currently included in rates is probable. At December 31, 2001 and 2000, DSM costs have a remaining recovery period of
10.5 years and 11.5 years, respectively, other regulatory assets have a recovery period of 27.0 years and 26.9 years, respectively, and unamortized debt discounts and expense are being recovered over the lives of the related issues.

Refundable or Recoverable Gas Costs, Fuel for Electric Production & Purchased Power
All metered gas rates contain a gas cost adjustment clause that allows the Company to charge for changes in the cost of purchased gas. Metered electric rates typically contain a fuel adjustment clause that allows for adjustment in charges for electric energy to reflect changes in the cost of fuel and the net energy cost of purchased power. Metered electric rates also allow recovery, through a quarterly rate adjustment mechanism, for the margin on electric sales lost due to the implementation of demand side management programs.

The Company records any under-or-over-recovery resulting from gas and fuel adjustment clauses each month in revenues. A corresponding asset or liability is recorded until the under-or-over-recovery is billed or refunded to utility customers. The cost of gas sold is charged to operating expense as delivered to customers, and the cost of fuel for electric generation is charged to operating expense when consumed.

G. Comprehensive Income
Comprehensive income is a measure of all changes in equity that result from the transactions or other economic events during the period from non-shareholder transactions. This information is reported in the Statements of Common Shareholders' Equity.

H. Revenues
Revenues are recorded as products and services are delivered to customers. To more closely match revenues and expenses, the Company records revenues for all gas and electricity delivered to customers but not billed at the end of the accounting period.

I. Excise Taxes
Excise taxes are included in rates charged to customers. Accordingly, the Company records excise tax received as a component of operating revenues. Excise taxes paid are recorded as a component of taxes other than income taxes.

J. Earnings Per Share
Earnings per share are not presented as the Company's common stock is wholly owned by Vectren Utility Holdings, Inc.

K. Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications have no impact on net income previously reported.

3.  Special Charges

Merger & Integration Costs
Merger and integration costs incurred for the years ended December 31, 2001 and 2000 were $0.6 million and $14.1 million, respectively. Merger and integration activities resulting from the 2000 merger were completed in 2001. Merger costs are reflected in the financial statements of the operating subsidiaries in which merger savings are expected to be realized.

Since March 31, 2000, $14.7 million has been expensed associated with merger and integration activities. Accruals were established at March 31, 2000 totaling $7.4 million. Of this amount, $0.7 million related to employee and executive severance costs and $6.7 million related to transaction costs and regulatory filing fees incurred prior to the closing of the merger. At December 31, 2001, no accrual remains. The remaining $7.3 million was expensed ($6.7 million in 2000 and $0.6 million in 2001) for accounting fees resulting from merger related filing requirements, consulting fees related to integration activities such as organization structure, employee travel between company locations, internal labor of employees assigned to integration teams, investor relations communication activities, and certain benefit costs.

During the merger planning process, approximately 54 positions were identified for elimination. As of December 31, 2001, all such identified positions have been vacated.

The integration activities experienced by the Company included such things as information system consolidation, process review and definition, organization design and consolidation, and knowledge sharing.

Restructuring & Related Charges
As part of continued cost saving efforts, in June 2001, Vectren's management and board of directors approved a plan to restructure, primarily, its regulated operations. The restructuring plan included the elimination of certain administrative and supervisory positions in its utility operations and corporate office. Charges of $4.3 million were expensed in June 2001 as a direct result of the restructuring plan. Additional charges of $1.5 million were incurred during the remainder of 2001 primarily for consulting fees and employee relocation costs. In total, the Company has incurred restructuring charges of $5.8 million. These charges were comprised of $4.4 million for employee severance, related benefits and other employee related costs, and $1.4 million for consulting and other fees incurred through December 31, 2001. Components of restructuring expense incurred through December 31, 2001 are as follows:


                           Accrual for      Incurred Expenses
                            Expected     ----------------------      Total
In thousands              Cash Payments  Paid in Cash  Non-Cash     Expense
                          -------------  ------------  --------     -------
Severance & related costs    $  180         $3,435      $  822      $4,437
Consulting fees & other           -          1,388           -       1,388
                             ------         ------      ------      ------
             Total           $  180         $4,823      $  822      $5,825
                             ======         ======      ======      ======


The $4.4 million expensed for employee severance and related costs is associated with approximately 40 employees. Employee separation benefits include severance, healthcare, and outplacement services. As of December 31, 2001, 37 employees have exited the business. The restructuring program was completed during 2001, except for the departure of the remaining employees impacted by the restructuring.

Components of the accrual for expected cash payments, which is included in accrued liabilities, as of December 31, 2001 is as follows:

                            Accrual at                            Accrual at
                             June 30,      Cash                    December 31,
In thousands                     2001      Payments   Additions          2001
-------------------------------------------------------------------------------
Severance & related costs    $ 2,759     $ 3,141     $ 562           $ 180


4. Transactions With Other Vectren Companies

Contribution of Assets
The Company contributed computer software and hardware with a book value of approximately $6.2 million and $9.1 million to a wholly owned subsidiary of Vectren (Vectren Resources, LLC) as a special dividend in 2001 and 2000, respectively. Additionally in 2001, the Company contributed certain assets totaling $0.8 million to VUHI. These contributions of assets are reflected as a reduction of common shareholder's equity and resulted in no gain or loss, therefore, these transactions are omitted from the Statement of Cash Flows.

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the year ended December 31, 2001 and 2000, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $43.5 million and $30.2 million, respectively. Prior to April 1, 2000, these costs were incurred by the Company directly.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which the Company purchases fuel used for electric generation. Amounts paid for such purchases for the year ended December 31, 2001, 2000, and 1999 were $35.6 million, $25.7 million, and $20.5 million, respectively.

Amounts owed to other Vectren companies totaled $3.4 million and $11.5 million at December 31, 2001 and 2000, respectively. Amounts due from other Vectren companies totaled $26.9 million at December 31, 2000.

Cash Management and Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

See Note 6 regarding long and short-term intercompany borrowing arrangements.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $273.3 million is outstanding at December 31, 2001 and VUHI's $350.0 million unsecured senior notes outstanding at December 31, 2001. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several.

Stock Based Incentive Plans
The Company does not have stock-based compensation plans separate from Vectren. The Company's employees participate in Vectren's stock-based compensation plans that provide for awards of restricted stock and stock options to purchase Vectren common stock at prices equal to the fair value of the underlying shares at the date of grant. Consistent with Vectren, the Company accounts for participation in these plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in measuring compensation costs for its stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123, "Accounting for Stock-based Compensation," a fair value based model, net income would not have been materially different than reported net income.

5. Cumulative Preferred Stock

Nonredeemable
Nonredeemable preferred stock contains call options that were exercised during September 2001 for a total redemption price of $9.8 million. The 4.80%, $100 par value preferred stock was redeemed at its stated call price of $110 per share, plus accrued and unpaid dividends totaling $1.35 per share. The 4.75%, $100 par value preferred stock was redeemed at its stated call price of $101 per share, plus accrued and unpaid dividends totaling $0.97 per share. Prior to the redemptions and as of December 31, 2000, there were 85,519 shares of the 4.80% Series outstanding and 3,000 shares of the 4.75% Series outstanding.

Redeemable
In September 2001, the 6.50%, $100 par value preferred stock was redeemed for a total redemption price of $7.9 million at $104.23 per share, plus $0.73 per share in accrued and unpaid dividends. Prior to the redemption and as of December 31, 2000, there were 75,000 shares outstanding.

The loss on redemption of $1.2 million is reflected as a reduction to reconcile net income to net income applicable to common shareholder. The total redemption price was $17.7 million.

Redeemable, Special
This series of redeemable preferred stock has a dividend rate of 8.50% and in the event of involuntary liquidation the amount payable is $100 per share, plus accrued dividends. This Series may be redeemed at $100 per share, plus accrued dividends on any of its dividend payment dates and is also callable at the Company's option at a rate of 1,160 shares per year. As of December 31, 2001 and 2000, there were 4,597 shares and 5,757 shares outstanding, respectively.

6.  Borrowing Arrangements

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term are as follows.

                                                                     At December 31,
                                                                 ----------------------
 In thousands                                                         2001         2000
                                                                 ---------    ---------
   Fixed Rate Senior Unsecured Note Payable to VUHI:
     2011, 6.625%                                                $  49,460    $       -
                                                                 ---------    ---------
     Total long-term debt to VUHI                                $  49,460    $       -
                                                                 =========    =========
   First Mortgage Bonds to Third Parties:
     Fixed-Rate:
     2003, 1978 Series B, 6.25%, tax exempt                      $   1,000    $   1,000
     2016, 1986 Series, 8.875%                                      13,000       13,000
     2023, 1993 Series, 7.60%                                       45,000       45,000
     2023, 1993 Series B, 6.00%                                     22,800       22,800
     2025, 1993 Series, 7.625%                                      20,000       20,000
     2029, 1999 Senior Notes, 6.72%                                 80,000       80,000
     Adjustable Rate:
     2015, 1985 Pollution Control Series A, presently 4.30%,
         tax exempt, next rate adjustment: 2004                      9,975        9,975
     2025, 1998 Pollution Control Series A, presently 4.75%,
         tax exempt, next rate adjustment: 2006                     31,500       31,500
     2024, 2000 Environmental Improvement Series A,
        presently 2.05%, tax exempt, adjusts every 35 days,
        weighted average for year: 3.13%                            22,500       22,500
                                                                 ---------    ---------
     Total First Mortgage Bonds                                    245,775      245,775
                                                                 ---------    ---------
   Adjustable Rate Senior Unsecured Bonds to Third Parties:
     2020, 1998 Pollution Control Series B, presently 4.40%,
         tax exempt, next rate adjustment: 2003                      4,640        4,640
     2030, 1998 Pollution Control Series B, presently 4.40%,
        tax exempt, next rate adjustment: 2003                      22,000       22,000
     2030, 1998 Pollution Control Series C, presently 5.00%,
         tax exempt, next rate adjustment: 2006                     22,200       22,200
                                                                 ---------    ---------
     Total Adjustable Rate Senior Unsecured Bonds                   48,840       48,840
                                                                 ---------    ---------
Total long-term debt outstanding                                   294,615      294,615
Less:  Debt subject to tender                                            -      (53,700)
       Unamortized debt premium & discount, net                     (2,913)      (3,116)
                                                                 ---------    ---------
       Total long-term debt-net                                  $ 291,702    $ 237,799
                                                                 =========    =========


Issuance Payable to VUHI
At December 31, 2001, the Company has $49.5 million of long-term debt outstanding with VUHI. The terms of this note are identical to the terms of notes issued by VUHI in December 2001 through a public offering (December Notes). The December Notes have an aggregate principal amount of $250.0 million and an interest rate of 6.625%, priced at 99.302% to yield 6.69% to maturity. The December Notes have no sinking fund requirements, and interest payments are due semi-annually. The December Notes are due December 2011, but may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in VUHI's indenture, plus 25 basis points.

Long-Term Debt Sinking Fund Requirements & Maturities
The annual sinking fund requirement of the Company's first mortgage bonds is 1% of the greatest amount of bonds outstanding under the Mortgage Indenture. This requirement may be satisfied by certification to the Trustee of unfunded property additions in the prescribed amount as provided in the Mortgage Indenture. The Company intends to meet the 2002 sinking fund requirement by this means and, accordingly, the sinking fund requirement for 2002 is excluded from current liabilities in the Balance Sheets. At December 31, 2001, $279.3 million of the Company's utility plant remained unfunded under the Company's Mortgage Indenture.

Consolidated maturities and sinking fund requirements on long-term debt subject to mandatory redemption during the five years following 2001 are $0 in 2002, $1.0 million in 2003, $0 in 2004, $0 in 2005, and $0 in 2006.

Long-Term Debt Put & Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. These provisions allow holders to put debt back to the Company at face value or the Company to call debt at face value or at a premium. Long-term debt subject to tender during the years following 2001 (in millions) is $0 in 2002, $0 in 2003, $0 in 2004, $0 in 2005,
$53.7 in 2006 and $80.0 thereafter.

Of these debt instruments containing put options, the Company has $31.5 million of adjustable rate pollution control series first mortgage bonds and $22.2 million of adjustable rate pollution control series unsecured senior notes which could, at the election of the bondholder, be tendered to the Company when interest rates are reset. Prior to the latest reset on March 1, 2001, the interest rates were reset annually, and the bonds were presented as current liabilities. Effective March 1, 2001, the bonds were reset for a five-year period and have been classified as long-term debt.

Short-Term Borrowings
SIGECO mainly relies on the short-term borrowing arrangements of VUHI for its short-term working capital needs. Borrowings outstanding at December 31, 2001 were $80.7 million. The intercompany credit line totals $150.0 million, but is limited to VUHI's available capacity ($76.7 million at December 31, 2001) and is subject to the same terms and conditions as VUHI's commercial paper program. At December 31, 2001, the Company has approximately $10.0 million of short-term borrowing capacity with third parties to supplement its intercompany borrowing arrangements, of which approximately $9.1 million is available.

                                                       Year ended December 31,
                                                    ----------------------------
                                                       2001      2000      1999
                                                    --------  --------  --------
Weighted average total outstanding during the year payable to third parties (in thousands) $ 12,930 $ 20,026 $ 54,576

Weighted average total outstanding during
  the year payable to VUHI (in thousands)           $ 34,791         -         -

Weighted average interest rates during the year:
       Bank loans                                      5.77%     6.24%     5.74%
       VUHI                                            5.24%       N/A       N/A



Covenants
Both long-term and short-term borrowing arrangements contain customary default provisions, restrictions on liens, sale leaseback transactions, mergers or consolidations, and sales of assets; and restrictions on leverage and interest coverage, among other restrictions. As of December 31, 2001, the Company was in compliance with all financial covenants.

7.  Income Taxes

Vectren and subsidiary companies file a consolidated federal income tax return. SIGECO's current and deferred tax expense is computed on a separate company basis. The components of income tax expense and utilization of investment tax credits are as follows:

                                             Year Ended December 31,
                                         --------------------------------
 In thousands                               2001        2000        1999
                                         --------    --------    --------
Current:
    Federal                              $ 27,237    $ 21,754    $ 19,837
    State                                   3,459       3,065       3,195
                                         --------    --------    --------
Total current taxes                        30,696      24,819      23,032
                                         --------    --------    --------
Deferred:
    Federal                                (7,959)      1,030       4,080
    State                                    (622)        411         746
                                         --------    --------    --------
Total deferred taxes                       (8,581)      1,441       4,826
                                         --------    --------    --------
Amortization of investment tax credits     (1,353)     (1,428)     (1,430)
                                         --------    --------    --------
    Total income tax expense             $ 20,762    $ 24,832    $ 26,428
                                         ========    ========    ========


A reconciliation of the Federal statutory rate to the effective income tax rate is as follows:

                                                  Year Ended December 31,
                                                 --------------------------
                                                  2001      2000      1999
                                                 ------    ------    ------
Statutory rate                                    35.0%     35.0%     35.0%
State & local taxes, net of Federal benefit        3.1       3.5       3.6
Nondeductible merger costs                         -         3.5       -
Amortization of investment tax credit             (2.2)     (2.2)     (2.0)
All other-net                                     (1.6)     (1.5)      -
                                                 ------    ------    ------
       Effective tax rate                         34.3%     38.3%     36.6%
                                                 ======    ======    ======


The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates. Deferred investment tax credits are amortized over the life of the related asset. Significant components of the net deferred tax liability are as follows:

                                                        At December 31,
                                                    ----------------------
 In thousands                                            2001         2000
                                                    ---------    ---------
Deferred tax liabilities:
  Depreciation & cost recovery timing differences   $ 114,773    $ 113,075
  Deferred fuel costs, net                              7,264        8,168
  Regulatory assets recoverable through
     future rates                                      24,647       24,836
Deferred tax asset:
  Regulatory liabilities to be settled
     through future rates                             (16,403)     (17,654)
Other - net                                           (10,271)        (954)
                                                    ---------    ---------
     Net deferred tax liability                     $ 120,010    $ 127,471
                                                    =========    =========

Included in prepayments and other current assets is approximately $10.1 million of taxes prepaid to Vectren.

8.       Retirement Plans & Other Postretirement Benefits

Effective July 1, 2000, the SIGCORP and Indiana Energy defined benefit pension plans, retirement savings plans, and postretirement health care plans and life insurance plans for employees not covered by a collective bargaining unit were merged. The merged plans became Vectren plans, and as a result, the respective plan assets and plan obligations were transferred to Vectren through cash payment for assets and cash receipt for obligations. The transfers resulted in no gain or loss.

The Company continues to maintain defined benefit pension and other postretirement benefit plans which cover eligible full-time hourly and salaried employees covered by collective bargaining arrangements. All of the plans are non-contributory. The non-pension plans include plans for health care and life insurance through a combination of self-insured and fully insured plans.

During 2000 and as a result of the merger, the Company changed its measurement date. The detailed disclosures of benefit components as of and for the years ended December 31, 2001 and 2000 are based on an actuarial valuations with a measurement date of September 30. The disclosures required for the year ended December 31, 1999 are based on an actuarial valuation with a measurement date of December 31. In management's opinion, had a measurement date of September 30 been used for the year ended December 31, 1999, it would not have produced results materially different from that disclosed below. Net periodic benefit cost consists of the following components:

                                                       Year Ended December 31,
                                      ---------------------------------------------------------
                                            Pension Benefits              Other Benefits
                                      ----------------------------  ---------------------------
 In thousands                            2001      2000      1999      2001      2000      1999
                                      -------   -------   -------   -------   -------   -------
Service cost                          $ 1,527   $ 1,907   $ 3,020   $   540   $   542   $   620
Interest cost                           3,115     4,346     5,637     2,000     1,914     1,707
Expected return on plan assets         (3,354)   (4,891)   (6,517)     (840)     (921)     (751)
Amortization of prior service cost        130       210       307         -         -         -
Amortization of transitional
  obligation (asset)                     (242)     (330)     (418)    1,177     1,294     1,311
Amortization of actuarial gain           (229)     (464)     (300)     (945)     (816)     (757)
Settlement, curtailment, & other
  charges (credits)                    (1,364)      711         -      (117)        -         -
                                      -------   -------   -------   -------   -------   -------
Net periodic benefit cost                (417)    1,489     1,729     1,815     2,013     2,130
Less:  Allocations to other Vectren
  companies                                 -         -         -       375         -         -
                                      -------   -------   -------   -------   -------   -------
      Net periodic benefit cost       $  (417)  $ 1,489   $ 1,729   $ 1,440   $ 2,013   $ 2,130
                                      =======   =======   =======   =======   =======   =======

A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status, and amounts recognized in the Balance Sheets at December 31, 2001 and 2000 follows:

                                                  Pension Benefits       Other Benefits
                                                 -------------------   -------------------
 In thousands                                        2001       2000       2001       2000
                                                 --------   --------   --------   --------
Benefit Obligation:
Benefit obligation at beginning of year          $ 38,949   $ 81,702   $ 25,682   $ 24,908
Service cost - benefits earned during the year      1,527      1,907        540        542
Interest cost on projected benefit obligation       3,115      4,346      2,000      1,914
Plan amendments                                        37          -          -       (711)
Transfers                                               -    (46,989)         -          -
Settlements & (curtailments)                       (1,522)       711       (620)         -
Benefits paid                                      (1,724)    (2,118)      (792)    (1,082)
Actuarial loss                                      1,822       (610)     3,036        111
                                                 --------   --------   --------   --------
   Benefit obligation at end of year             $ 42,204   $ 38,949   $ 29,846   $ 25,682
                                                 ========   ========   ========   ========
Fair Value of Plan Assets:
Plan assets at fair value at beginning of year   $ 40,895   $ 86,051   $ 11,222   $ 11,709
Actual return on plan assets                       (7,664)     5,020     (1,636)       595
Transfers                                               -    (48,058)         -          -
Benefits paid                                      (1,724)    (2,118)      (792)    (1,082)
                                                 --------   --------   --------   --------
   Fair value of plan assets at end of year      $ 31,507   $ 40,895   $  8,794   $ 11,222
                                                 ========   ========   ========   ========
Funded Status:                                   $(10,697)  $  1,946   $(21,052)  $(14,460)
Unrecognized transitional obligation (asset)         (562)      (804)    11,751     15,037
Unrecognized service cost                             874      1,125          -          -
Unrecognized net (gain) loss & other                4,492     (8,577)    (7,780)   (14,631)
                                                 --------   --------   --------   --------
   Net amount recognized                         $ (5,893)  $ (6,310)  $(17,081)  $(14,054)
                                                 ========   ========   ========   ========


At December 31, 2001, all pension plans had accumulated benefit obligations in excess of plan assets. The accumulated benefit obligation of pension plans approximated $32.5 million at December 31, 2001. At December 31, 2000, all pension plans had plan assets in excess of their accumulated benefit obligation. At both December 31, 2001 and 2000 the net amount recognized for both pension and postretirement obligations is included in deferred credits and other liabilities.

Weighted-average assumptions used to develop annual costs and the benefit obligation for these plans are as follows:

                                    Pension Benefits   Other Benefits
                                    ----------------   --------------
                                    2001      2000      2001    2000
                                    -----     -----    -----   -----
Discount rate                       7.25%     7.75%    7.25%   7.75%
Expected return on plan assets      9.00%     8.50%    9.00%   9.00%
Rate of compensation increase       4.75%     5.25%    4.75%   5.25%
                                    ----      ----     ----    ----


As of December 31, 2001, the health care cost trend is 12.0% declining to 5.0% in 2006 and remaining level thereafter. Future changes in health care costs, work force demographics, interest rates, or plan changes could be significantly affect the estimated cost of these future benefits.

A 1.0% change in the assumed health care cost trend for the postretirement health care plan would have the following effects as of and for the year ended December 31, 2001:

In thousands                                       1% Increase      1% Decrease
                                                   -----------      -----------
Effect on the aggregate of the service
  & interest cost components                         $  483           $  389
Effect on the postretirement benefit obligation       4,514            3,694
                                                     ------           ------


The Company has adopted Voluntary Employee Beneficiary Association (VEBA) Trust Agreements for the benefit of employees for the funding of postretirement health benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to cover persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability in these financial statements.

9.       Commitments & Contingencies

Construction Commitments
The Company has entered into a contract to purchase and construct an 80-megawatt combustion gas turbine generator. The total cost of the project is estimated to be $33.0 million and is expected to be completed by the summer of 2002. Through December 31, 2001, $23.2 million has been expended.

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 10 regarding the Culley Generating Station Litigation.

10.      Environmental Matters

Clean Air Act
NOx SIP Call Matter The Clean Air Act (the Act) requires each state to adopt a State Implementation Plan (SIP) to attain and maintain National Ambient Air Quality Standards (NAAQS) for a number of pollutants, including ozone. If the United States Environmental Protection Agency (USEPA) finds a state's SIP inadequate to achieve the NAAQS, the USEPA can call upon the state to revise its SIP (a SIP Call).

In October 1998, the USEPA issued a final rule "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone," (63 Fed. Reg. 57355). This ruling found that the SIP's of certain states, including Indiana, were substantially inadequate since they allowed for nitrogen oxide
(NOx) emissions in amounts that contributed to non-attainment with the ozone NAAQS in downwind states. The USEPA required each state to revise its SIP to provide for further NOx emission reductions. The NOx emissions budget, as stipulated in the USEPA's final ruling, requires a 31% reduction in total NOx emissions from Indiana.

In June 2001, the Indiana Air Pollution Control Board adopted final rules to achieve the NOx emission reductions required by the NOx SIP Call. Indiana's SIP requires the Company to lower its system-wide NOx emissions to .14 lbs/mmbtu by May 31, 2004 (the compliance date). This is a 65% reduction from emission levels existing in 1998 and 1999.

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4 (Warrick), and A.B. Brown Generating Station Unit 2 (A.B. Brown). SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

The IURC issued an order that (1) approves the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approves the Company's cost estimate for the construction, subject to periodic review of the actual costs incurred, and (3) approves a mechanism whereby, prior to an electric base rate case, the Company may recover a return on its capital costs for the project, at its overall cost of capital, including a return on equity.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through December 31, 2001, $22.5 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

The Company expects the Culley, Warrick and A.B. Brown SCR systems to be operational by the compliance date. Installation of SCR technology at these stations is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA; therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

Culley Generating Station Litigation. In the late 1990's, the USEPA initiated an investigation under Section 114 of the Act of SIGECO's coal-fired electric generating units in commercial operation by 1977 to determine compliance with environmental permitting requirements related to repairs, maintenance, modifications, and operations changes. The focus of the investigation was to determine whether new source review permitting requirements were triggered by such plant modifications, and whether the best available control technology was, or should have been used. Numerous electric utilities were, and are currently, being investigated by the USEPA under an industry-wide review for compliance. In July 1999, SIGECO received a letter from the Office of Enforcement and Compliance Assurance of the USEPA discussing the industry-wide investigation, vaguely referring to an investigation of SIGECO and inviting SIGECO to participate in a discussion of the issues. No specifics were noted; furthermore, the letter stated that the communication was not intended to serve as a notice of violation. Subsequent meetings were conducted in September and October 1999 with the USEPA and targeted utilities, including SIGECO, regarding potential remedies to the USEPA's general allegations.

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by: (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits; (2) making major modifications to the Culley Generating Station without installing the best available emission control technology; and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. The lawsuit does not specify the number of days or violations the USEPA believes occurred. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that it would incur capital costs of approximately $40.0 million to $50.0 million to comply with the order. As a result of the NOx SIP call issue, the majority of the $40.0 million to $50.0 million for best available emissions technology at Culley Generating Station is included in the $175.0 million to $195.0 million cost range previously discussed.

The USEPA has also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

While it is possible that SIGECO could be subjected to criminal penalties if the Culley Generating Station continues to operate without complying with the permitting requirements of new source review and the allegations are determined by a court to be valid, SIGECO believes such penalties are unlikely as the USEPA and the electric utility industry have a bonafide dispute over the proper interpretation of the Act. Accordingly, the Company has recorded no accrual and the plant continues to operate while the matter is being decided.

Information Request On January 23, 2001, SIGECO received an information request from the USEPA under Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

11. Rate & Regulatory Matters

Gas Costs Proceedings
Commodity prices for natural gas purchases were significantly higher during the 2000 - 2001 heating season, primarily due to colder temperatures, increased demand and tighter supplies. Subject to compliance with applicable state laws, the Company is allowed full recovery of such changes in purchased gas costs from their retail customers through commission-approved gas cost adjustment mechanisms.

Purchased Power Costs
As a result of an appeal of a generic order issued by the IURC in August 1999 regarding guidelines for the recovery of purchased power costs, the Company entered into a settlement agreement with the OUCC that provides certain terms with respect to the recoverability of such costs. The settlement, originally approved by the IURC in August 2000, has been extended by agreement through March 2002 and additional settlement discussions are expected in 2002. Under the settlement, the Company can recover the entire cost of purchased power up to an established benchmark, and during forced outages, the Company will bear a limited share of its purchased power costs regardless of the market costs at that time. Based on this agreement, the Company believes it has limited its exposure to unrecoverable purchased power costs.

12. Risk Management, Derivatives & Other Financial Instruments

Risk Management
The Company is exposed to market risks associated with commodity prices, interest rates, and counter-party credit. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.

Commodity Price Risk The Company's regulated operations have limited exposure to commodity price risk for purchases and sales of natural gas and electric energy for its retail customers due to current Indiana regulations, which subject to compliance with applicable state regulations, allow for recovery of such purchases through natural gas and fuel cost adjustment mechanisms.

The Company does engage in limited wholesale power marketing that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity. These operations enter into forward contracts that commit the Company to purchase and sell power in the future.

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

Interest Rate Risk The Company is exposed to interest rate risk associated with its adjustable rate borrowing arrangements. Its risk management program seeks to reduce the potentially adverse effects that market volatility may have on operations.

Under normal circumstances, the Company tries to limit the amount of adjustable rate borrowing arrangements exposed to short-term interest rate volatility to a maximum of 25% of total debt. However, there are times when this targeted level of interest rate exposure may be exceeded.

Other Risks By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with financially sound companies that can be expected to fully perform under the terms of the contract. The Company attempts to manage exposure to market risk associated with commodity contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2001, the Company has a net receivable from Enron Corp. of approximately $1.0 million, which has been fully reserved.

The Company's customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits or refunds cash deposits based on that review.

Accounting for Forward Contracts & Other Financial Instruments

Commodity Contracts At origination, all contracts to buy and sell electric power are designated as "physical" or "other-than-trading." The Company does not have any contracts designated as "trading" as defined by EITF 98-10.

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

Prior to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," contracts in the "physical" and "other-than-trading" portfolios received accounting recognition on settlement with revenues recorded in electric utility revenues and costs recorded in fuel for electric generation for those contracts fulfilled through generation and in purchased electric energy for contracts purchased in the wholesale energy market. Subsequent to the adoption of SFAS 133, certain contracts that are periodically settled net are recorded at market value.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value are recorded in the Statements of Income as purchased electric energy. Market value is determined using quoted market prices from independent sources.

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

Resulting from the adoption of SFAS 133, certain contracts in the power marketing operations that are periodically settled net were required to be recorded at market value. Previously, the Company accounted for these contracts on settlement. The cumulative impact of the adoption of SFAS 133 resulting from marking these contracts to market on January 1, 2001 was an earnings gain of approximately $6.3 million ($3.9 million after tax) recorded as a cumulative effect of accounting change in the Statements of Income. SFAS 133 did not impact other commodity contracts because they were normal purchases and sales specifically excluded from the provisions of SFAS 133.

As of December 31, 2001, the Company has derivative assets resulting from its power marketing operations of $5.2 million classified in other current assets as well as derivative liabilities of $2.0 million classified in accrued liabilities. Unrealized losses totaling $3.2 million arising from the difference between the current market value and the market value on the date of adoption is included in purchased electric energy in the Statements of Income for the year ended December 31, 2001.

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments are as follows:

                                                        At December 31,
                                             -----------------------------------------
                                                    2001                  2000
                                             -------------------   -------------------
                                             Carrying  Est. Fair   Carrying  Est. Fair
 In thousands                                 Amount     Value      Amount     Value
                                             --------   --------   --------   --------
   Long term debt                            $294,615   $289,179   $294,615   $285,941
   Long term debt  to VUHI                     49,460     49,460          -          -
   Short-term borrowings & notes payable          874        874     40,154     40,154
   Short-term debt to VUHI                     80,664     80,664          -          -
   Redeemable preferred stock of subsidiary         -          -      7,500      7,700
                                             --------   --------   --------   --------


Certain methods and assumptions must be used to estimate the fair value of financial instruments. The fair value of the Company's other financial instruments was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments with similar characteristics. Because of the maturity dates and variable interest rates of short-term borrowings, its carrying amount approximates its fair value.

13.      Additional Operational & Balance Sheet Information

Other-net in the Statements of Income consists of the following:

                               Year ended December 31,
                            -----------------------------
 In thousands                 2001       2000       1999
                            -------    -------    -------
Other income               $ 3,569    $ 1,415    $   409
AFUDC                        3,024      3,868      2,804
Other expense                 (571)      (609)      (104)
                           -------    -------    -------
   Total other - net       $ 6,022    $ 4,674    $ 3,109
                           =======    =======    =======

Accrued liabilities in the Balance Sheets consists of the following:

                                                       At December 31,
                                                   -----------------------
 In thousands                                        2001            2000
                                                   -----------------------
Accrued taxes                                      $ 9,670        $ 13,084
Deferred income taxes                                7,264           8,168
Accrued interest                                     5,582           6,047
Refunds to customers & customer deposits             3,470           3,543
Other                                                7,559          14,414
                                                   -------        --------
     Total accrued liabilities                     $33,545        $ 45,256
                                                   =======        ========


14.      Segment Reporting

The Company had two operating segments during 2001: (1) Gas Utility Services and
(2) Electric Utility Services. The Gas Utility Services segment includes the operations of the Company's natural gas distribution business and provides natural gas distribution and transportation services in southwest Indiana. The Electric Utility Services segment includes the operations of the Company's power generating and marketing operations, and electric transmission and distribution services, which provides electricity to primarily southwestern Indiana.

The following tables provide information about business segments. The Company makes decisions on finance and dividends at the corporate level.

                                                  Year ended December 31,
                                              ------------------------------
In thousands                                     2001       2000       1999
                                              --------   --------   --------
Operating Revenues
     Electric Utility Services                $378,867   $336,409   $307,569
     Gas Utility Services                      101,117    109,284     68,212
                                              --------   --------   --------
        Total operating revenues              $479,984   $445,693   $375,781
                                              ========   ========   ========

Interest Expense
     Electric Utility Services                $ 19,104   $ 18,103   $ 18,031
     Gas Utility Services                        1,889      1,791      1,735
                                              --------   --------   --------
        Total interest expense                $ 20,993   $ 19,894   $ 19,766
                                              ========   ========   ========

Income Taxes
     Electric Utility Services                $ 20,258   $ 23,386   $ 24,331
     Gas Utility Services                          748      1,446      2,097
                                              --------   --------   --------
        Total income taxes                    $ 21,006   $ 24,832   $ 26,428
                                              ========   ========   ========

Net Income applicable to common shareholder
     Electric Utility Services                $ 40,793   $ 36,811   $ 41,820
     Gas Utility Services                        1,669      3,220      3,870
                                              --------   --------   --------
        Net income                            $ 42,462   $ 40,031   $ 45,690
                                              ========   ========   ========

                                                  Year ended December 31,
                                              ------------------------------
In thousands                                     2001       2000       1999
                                              --------   --------   --------
Depreciation & Amortization
     Electric Utility Services                $ 38,691   $ 38,639   $ 40,829
     Gas Utility Services                        4,596      4,575      4,039
                                              --------   --------   --------
        Total depreciation & amortization     $ 43,287   $ 43,214   $ 44,868
                                              ========   ========   ========

Capital Expenditures
     Electric Utility Services                $ 69,683   $ 43,520   $ 51,080
     Gas Utility Services                        7,098      7,599      9,597
                                              --------   --------   --------
        Total capital expenditures            $ 76,781   $ 51,119   $ 60,677
                                              ========   ========   ========


                                                At December 31,
                                              -------------------
In thousands                                     2001       2000
                                              --------   --------
Identifiable Assets
     Electric Utility Services                $811,248   $806,296
     Gas Utility Services                      161,974    152,200
                                              --------   --------
        Total identifiable assets             $973,222   $958,496
                                              ========   ========


15. Impact of Recently Issued Accounting Guidance

SFAS 141 & 142

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

SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes will cease upon adoption of the statement. This includes goodwill recorded in past business combinations, such as the Company's acquisition of the Ohio operations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The adoption of SFAS 141 and SFAS 142 will not materially impact operations.

SFAS 143

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

SFAS 144

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 develops one accounting model for all impaired long-lived assets and long-lived assets to be disposed of. SFAS 144 replaces the existing authoritative guidance in FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company is evaluating the impact SFAS 144 will have on its operations.

16. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows:



In thousands                        Q1         Q2         Q3        Q4
                                --------   --------   --------   --------
2001
  Operating revenues            $140,159   $106,371   $115,367   $118,087
  Operating income                19,984      5,669     18,973     10,797
  Net income                      19,287      1,238     13,248      8,689
                                --------   --------   --------   --------

2000
  Operating revenues            $102,217   $ 92,471   $112,675   $138,330
  Operating income                 8,350     10,700     20,867     16,351
  Net income                       3,998      6,459     16,782     12,792
                                --------   --------   --------   --------


1. Information in any one quarterly period is not indicative of annual results due to the seasonal variations common to the Company's utility operations.
2. Q1 of 2001 includes charges for cumulative effect of changes in accounting principle as described in Note 12.
3.   Q2 of 2001 includes restructuring charges as described in Note 3.
4.   2001 & 2000 include merger and integration charges as described in Note 3.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Certain information required to be shown for Item 10, Directors and Executive Officers of the Registrant, is incorporated by reference, with the exception of the Compensation Committee Report and Performance Graph, from the Proxy Statement of the registrant's parent company, Vectren Corporation. That report was prepared and filed electronically with the Securities and Exchange Commission on March 15, 2002, and is attached to this filing as Exhibit 99.1.

Directors
Niel C. Ellerbrook, age 53, has been a director of SIGECO since March 2000. Mr. Ellerbrook has been a director of Indiana Energy or Vectren since 1991. Mr. Ellerbrook has served as Chairman of the Board and Chief Executive Officer of the Company since June 2001 and Vectren since March 2000. Mr. Ellerbrook served as President and Chief Executive Officer of Indiana Energy from June 1999 to March 2000. Mr. Ellerbrook served as President and Chief Operating Officer of Indiana Energy from October 1997 to March 2000. From January through October 1997, Mr. Ellerbrook served as Executive Vice President, Treasurer, and Chief Financial Officer of Indiana Energy; and from 1986 to January 1997 as Vice President, Treasurer, and Chief Financial Officer of Indiana Energy. Mr. Ellerbrook is a director of Vectren Utility Holdings, Inc. and Indiana Gas Company, Inc. He is also a director of Fifth Third Bank, Indiana, and Deaconess Hospital of Evansville, Indiana.

Andrew E. Goebel, age 54, has been a director of SIGECO since 1984. Mr. Goebel has been a director of SIGCORP or Vectren since 1997. Mr. Goebel is President of the Company, having served in that capacity since June 2001. Mr. Goebel is President and Chief Operating Officer of Vectren, having served in that capacity since March 2000. Mr. Goebel was President and Chief Operating Officer of SIGCORP from April 1999 to March 2000. From September 1997 through April 1999, Mr. Goebel served as Executive Vice President of SIGCORP; and from 1996 to

September 1997, he served as Secretary and Treasurer of SIGCORP. Mr. Goebel is a director of Vectren Utility Holdings, Inc. and Indiana Gas Company, Inc. Mr. Goebel is also a director of Old National Bancorp and Old National Bank.

Jerome A. Benkert, Jr., age 43, has been a director of the Company since June 2001. Mr. Benkert has served as Executive Vice President and Chief Financial Officer of the Company and Vectren since March 2000 and as Treasurer of the Company and Vectren since October 2001. He was Executive Vice President and Chief Operating Officer of Indiana Energy's administrative services company from October 1997 to March 2000. Mr. Benkert has served as Controller and Vice President of Indiana Gas. Mr. Benkert is a director of Vectren Utility Holdings, Inc. and Indiana Gas Company, Inc.

Ronald E. Christian, age 43, has served as a director since June 2001. Mr. Christian has also served as Senior Vice President, General Counsel, and Secretary of the Company and Vectren since March 2000. Mr. Christian served as Vice President and General Counsel of Indiana Energy from July 1999 to March 2000. From June 1998 to July 1999, Mr. Christian was the Vice President, General Counsel and Secretary of Michigan Gas Company in Detroit, Michigan. He served as the General Counsel and Secretary of Indiana Energy, Indiana Gas and Indiana Energy Investments, Inc. from 1993 to June 1998. Mr. Christian is a director of Vectren Utility Holdings, Inc. and Indiana Gas Company, Inc.

William S. Doty, age 51, has served as a director since June 2001. Mr. Doty has also served as Senior Vice President-Energy Delivery of the Company since April 2001. Mr. Doty served as Senior Vice President of Customer Relationship Management from January 2001 to April 2001. From January 1999 to January 2001, Mr. Doty was Vice President of Energy Delivery for the Company and previous to January 1999, he was Director of Gas Operations. Mr. Doty is a director of Vectren Utility Holdings, Inc.

M. Susan Hardwick, age 39, has served as a director since June 2001 and has served as Vice President and Controller of the Company and Vectren since March 2000. Ms. Hardwick served as Assistant Controller of Indiana Energy from January 2000 to March 2000. Prior to joining the Company, she served in various capacities, including Assistant Controller, of Cinergy Corp. from October 1992.

Other Executive Officer
Richard G. Lynch, age 50, has served as Senior Vice President-Human Resources and Administration of the Company and Vectren since March 2000. Mr. Lynch was Vice President of Human Resources for SIGCORP from March 1999 to March 2000. Prior to joining the Company, Mr. Lynch was the Director of Human Resources for the Mead Johnson Division of Bristol Myers-Squibb in Evansville, Indiana.

ITEM 11.  EXECUTIVE COMPENSATION

Certain information required to be shown for Item 11, Executive Compensation, is incorporated by reference, with the exception of the Compensation Committee Report and Performance Graph, from the Proxy Statement of the registrant's parent company, Vectren Corporation. That report was prepared and filed electronically with the Securities and Exchange Commission on March 15, 2002, and is attached to this filing as Exhibit 99.1.

The compensation of Niel C. Ellerbrook, Andrew E. Goebel, Jerome A Benkert, Jr., and Ronald E. Christian is included in Exhibit 99.1 attached to this filing. In addition to these named executive officers, the compensation of William S. Doty and J. Gordon Hurst is presented below. Mr. Hurst served a President of SIGECO until his retirement in June 2001. The compensation presented below and the compensation included in Exhibit 99.1 represents each executive's Vectren-wide compensation, not just the portion allocated to SIGECO. The tables include a Summary Compensation Table (Table I), a Summary of Option Grants in Last Fiscal year (Table II), a table showing Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values (Table III) and a table showing the Long-Term Incentive Plan Awards in Last Fiscal Year (Table IV).

                                                              TABLE I
                                                     SUMMARY COMPENSATION TABLE
     (a)                  (b)     (c)        (d)       (e)       (g)      (h)       (i)
                               -------------------------------------------------------------
                                    Annual Compensation       Long-term Compensation Payouts
                                                      Other     Options            Other
                                                     Compen-      (#      LTIP    Compen-
Name and Principal                          Bonus    sation     shares)  Payouts   sation
 Position at VUHI        Year  Salary ($)  ($) (1)   ($) (2)      (3)    ($) (4)  ($) (5)
 ----------------        ----  ---------   ------    -------    ------   ------   -------
William S. Doty          2001   174,608     10,500     5,709     22,000      -     12,836
Senior Vice President -  2000   141,464     96,125     1,413          -      -     18,079
 Energy Delivery         1999   117,528     15,900         -      5,224      -     10,700

J. Gordon Hurst          2001   239,227          -     8,042          -      -    139,037
President (Retired       2000   259,118    250,089     3,148          -      -     12,333
 June 2001)              1999   217,048     62,500         -     33,390      -      8,762

Earnings are shown on a calendar year basis.

(1) The amounts shown in this column for 2001 are payments under Vectren's At-Risk Compensation Plan, which is discussed in Part B relating to "Annual Incentive Compensation," and Part C of the Compensation Committee Report, in Exhibit 99.1 The amounts shown for 2000 are payments under the SIGCORP Corporate Performance Plan. The amounts paid in 1999 are attributable to SIGCORP's performance in the previous year.

      The amounts shown for 2001 are attributable to Vectren's At-Risk Compensation Plan for the performance period of January 1 to December 31, 2001.

      Included in year 2000 of the table are payments attributable to Vectren's Executive Annual Incentive Plan for the performance period of April 1 to December 1, 2000 (Mr. Doty, $64,000; Mr. Hurst, $151,000). As of the time of the preparation of Vectren's proxy statement for last year's meeting, these payments were not yet calculable and were not determined by the Compensation Committee until after the finalization and mailing of the proxy statement.

      At the close of the merger of Indiana Energy and SIGCORP into the Company on March 31, 2000, the existing annual incentive programs of the two companies were terminated and a "stub year" payout was made based on the portion of the performance cycle that had passed. For the SIGCORP Performance Plan, a prorated payout for three months, January 1, 2000 to March 31, 2000 was made. For Mr. Doty, this stub year bonus was $6,250, and for Mr. Hurst, was $19,688. Also included in 2000 (for Mr. Doty, $25,875 and for Mr. Hurst $79,401) is the payment attributable to SIGCORP's performance for the period January 1 to December 31, 1999.

(2) The amounts shown in this column are dividends paid on restricted shares issued under the Vectren Corporation Executive Restricted Stock Plan (formerly the Indiana Energy Executive Restricted Stock Plan), which was adopted by Vectren on March 31, 2000. No restricted shares were issued to executives in 2001. Mr. Doty and Mr. Hurst did not participate in the Stock Plan prior to March 31, 2000.

(3) For 1999, the options shown in this column were restated to reflect the conversion ratio of 1.333 described in the Section titled "Voting Securities" in Exhibit 99.1. The options shown for year 2001 were issued under Vectren's At-Risk Compensation Plan. For further information, see the discussion above in Part B relating to "Long-term Incentive Compensation," and Part C of the Compensation Committee Report in Exhibit 99.1.

(4) The amounts shown in this column represent the value of shares issued under the Vectren Corporation Restricted Stock Plan and for which restrictions were lifted in each year. At the time of the merger, Indiana Energy executives had restricted stock performance grants relating to open performance measurement periods. (Under normal circumstances, at the close of each performance cycle, Indiana Energy's Total Shareholder Return would have been compared to a peer group and the number of restricted shares granted would have been adjusted in accordance with the plan.) The Board concluded that it would be difficult, if not inappropriate, to use Vectren's performance to make adjustments to the prior grants. Based upon the frequency of past performance grants, the Board awarded 75% of the present value of the potential performance grants. Mr. Doty and Mr. Hurst did not participate in the plan prior to March 31, 2000.

(5)   The amount shown in this column represents several compensation elements.

      This column contains payment made in 2001 to Mr. Hurst under the terms of a retirement agreement in which Vectren agreed to make the following severance payments to him: 2001 -- $116,746; 2002 -- $1,067,316; 2003 --
      $584,752; 2004 -- $526,817.

     For Mr. Doty and Mr. Hurst, this column also contains income related to reimbursement for club dues and other executive benefits (Mr. Doty: 2001 -- $5,680, 2000 -- $2,520, 1999 -- $1,050; Mr. Hurst: 2001 -- $2,230, 2000 --
     $1,074, 1999 -- $1,190), imputed earnings from automobile usage (Mr. Doty:
     2000 -- $1,167, 1999 -- $4,850; Mr. Hurst: 2000 -- $621, 1999 -- $2,772),
     company contributions to the retirement savings plan (Mr. Doty: 2001 -- $5,100 2000 -- $5,100, 1999 -- $4,800; Mr. Hurst: 2001 -- $3,043, 2000 --
     $5,100, 1999 -- $4,800), deferred compensation contributions to restore contributions to the company Retirement Savings Plan (Mr. Doty: 2001 -- $2,056, 2000 -- $900), and contributions to the non qualified retirement plan (Mr. Hurst: 2001 -- $17,018). At the close of the merger, officers coming from SIGCORP were no longer furnished with company automobiles (Indiana Energy executives were not furnished with company automobiles). As a result of the termination of this perquisite, officers with company cars were given a one-time automobile buyout of (Mr. Doty -- $8,392; Mr. Hurst -- $5,538) in 2000.

                                    TABLE II
                        OPTION GRANTS IN LAST FISCAL YEAR

                     Number of      % of Total
                      Shares         Options
                    Underlying      Granted to    Exercise or
                   Options/ SARs   Employees in    Base Price    Expiration    Grant Date
         Name        Granted       Fiscal Year   (Per Share)($)     Date      Present Value
      ---------    -------------   ------------  --------------  ----------   -------------
                     (#) (1)                                                     ($) (2)
      W.S. Doty     22,000/0           2.8            22.54       5/1/2011       121,440
      J.G. Hurst       0/0              0               0           N/A             0

(1) In 2001 a total of 783,999 options were awarded to all plan participants under the Vectren Corporation At-Risk Compensation Plan. Stock options are exercisable in whole or in part from the date of the grant for a period of ten years. This grant has a vesting schedule pursuant to which 20 percent vests each year for the first five years.

(2) The assumptions used for the Model are as follows: Volatility -- 25.79 percent based on monthly stock prices for the period of March 1, 1998 to February 28, 2001; Risk-free rate of return -- 5.75 percent; Dividend Yield -- 4.30 percent over the period of March 1, 1998 to February 28, 2001; and, a ten-year exercise term. Discount of .9159 applied to reflect 5-year graduated vesting schedule. (Per binomial model as certified by an independent consultant.)

                                    TABLE III
                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                           FROM 1/1/2001 TO 12/31/2001

                               Underlying
                   Shares      Unexercised     Number of Securities         Value of Unexercised
                 Acquired On     Value        Underlying Unexercised            In-the-Money
      Name       Exercise(#)   Realized($)    Options at Year-End (#)     Options as of 12/31/01 ($)
      ----      ------------   -----------    -----------------------     --------------------------
                                            Exercisable   Unexercisable   Exercisable   Unexercisable
   W.S. Doty        1,000          8,044      23,488         22,000         130,797         31,680
   J.G. Hurst      31,792        192,797      56,626            -           374,482           -


                                    TABLE IV
               LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

                                                        Estimated Future Payouts
                                                    Under Non-Stock Price-Based Plans
                                                    ---------------------------------
       (a)              (b)             (c)            (d)        (e)       (f)
                                     Performance
                      Number of       or Other
                       Shares;      Periods Until   Threshold   Target    Maximum
                      Units or        Maturation    Number of   Number    Number of
                   Other Rights(1)    or Payout      Shares    of Shares   Shares
                   --------------   -------------   ---------  ---------  ---------
    W.S. Doty            0               0              0           0         0
    J.G. Hurst           0               0              0           0         0

(1) No restricted shares were awarded to Executives during fiscal year 2001 under the Vectren Corporation Restricted Stock Plan or the Vectren's At-Risk Compensation Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners

As of December 31, 2001, the following stockholder was known to the management to be the beneficial owner of more than five percent of the outstanding shares of any class of voting securities as set forth below.

                                                   Amount and
                                                   Nature of
                  Name and Address of              Beneficial           Percent
Title of Class    Beneficial Owner                 Ownership            of Class
--------------    -------------------------        -----------------    --------
Common Stock      Vectren Utility Holdings, Inc.   15,754,826 Shares      100%
                  20 N.W. Fourth Street            Registered Owner
                  Evansville, IN  47708

Security ownership of management

The following table sets forth the beneficial ownership, as of December 31, 2001, of Vectren common stock, by each director and executive officer named in
Item 11 Executive Compensation. Also shown is the total ownership for such persons as a group. Except as otherwise indicated, each individual has sole voting and investment power with respect to the shares listed below.

                                  Shares Owned
Name of Beneficial Owner          Beneficially (1)
------------------------          ----------------
Niel C. Ellerbrook                       118,038     (2) (3) (4) (5)
Andrew E. Goebel                         188,518     (2) (3) (4) (5)
Jerome A. Benkert, Jr.                    25,787     (2) (4) (5)
Ronald E. Christian                       26,687     (2) (4) (5)
M. Susan Hardwick                          7,749     (2) (4) (5)
J. Gordon Hurst                           62,858     (2) (3) (4) (5)
William S. Doty                           34,431     (2) (4) (5)

All Directors and Executive Officers as a Group (7 Persons):  464,068 (1)


(1) No individual director, executive officer, or directors and executive officers as a group owned beneficially as of December 31, 2001, more than 1 percent of Vectren's common stock.

(2) Does not include derivative securities held under Vectren's Non-Qualified Deferred Compensation Plan. These derivative securities are in the form of phantom stock units which are valued as if they were Vectren common stock, but will be distributed in cash (not Vectren common stock) when paid. The amounts shown for the following individuals include the following amounts of phantom units:


          Name of Individuals or Identity of Group         Phantom Stock Units
          ----------------------------------------         -------------------
          Niel C. Ellerbrook                                      50,854
          Andrew E. Goebel                                        10,019
          Jerome A. Benkert, Jr.                                  15,525
          Ronald E. Christian                                     25,987
          M. Susan Hardwick                                           12
          J. Gordon Hurst                                          1,055
          William S. Doty                                            457

          All Directors and Executive Officers as a
          Group (7 Persons)                                      103,909

(3)      Includes shares held by spouse or jointly with spouse.

(4) Includes shares granted to executives under the Company's Executive Restricted Stock Plan, which are subject to certain transferability restrictions and forfeiture provisions.

(5) Includes shares which the named individual has the right to acquire as of December 31, 2001, or within sixty (60) days thereafter, under the Vectren Stock Option Plan (formerly the SIGCORP, Inc. Stock Option Plan) or Vectren's At-Risk Compensation Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Vectren and Vectren affiliates

Refer to Notes 4 and 5 in the Company's financial statements included in Part II
Item 8 Financial Statements and Supplementary Data for transactions with other Vectren companies and Vectren affiliates.

Transactions with directors and officers
Andrew E. Goebel is a director and President of the Company and a director and President and Chief Operating Officer of Vectren. During 2000 and 2001, Hasgoe Cleaning Systems, a cleaning company owned by Mr. Goebel's brother, performed certain cleaning services for the Company and is expected to perform such services in 2002. During 2001 and 2000, the cost of such serves was $140,023 and $170,588, respectively, which the Company believes to be a fair and reasonable price for the services rendered.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List Of Documents Filed As Part Of This Report

          (1)  Financial Statements

               The financial statements and related notes, together with the report of Arthur Andersen LLP, appear in Part II Item 8 Financial Statements and Supplementary Data of this Form 10-K.

          (2)  Financial Statement Schedules

                                                          PAGE IN FORM 10-K
                                                          -----------------
            For the years ended December 31, 2001,
            2000, and 1999: Schedule II --
            Valuation and Qualifying Accounts                    57

All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes.

          (3)  List of Exhibits

               The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

               Exhibits for the Company are listed in the Index to Exhibits beginning on page 59. Exhibits for the Company attached to this filing are listed on page 64

(b)  Reports On Form 8-K During The Last Calendar Quarter

On October 19, 2001, the Company filed a Current Report on Form 8-K with respect to an Underwriting Agreement, Indenture and First Supplemental Indenture that were issued by the Company's parent corporation, Vectren Utility Holdings, Inc.
         Item 5.  Other Events
         Item 7.  Exhibits
               1.0 -Press Release - Underwriting Agreement, dated October 12, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
               4.1 -Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank Trust National Association.
               4.2 -First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc. and U.S. Bank Trust National Association.

On October 24, 2001, Vectren Corporation filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three, nine, and twelve month periods ended September 30, 2001. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Third Quarter 2001 Vectren Corporation
                    Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

                                                                 SCHEDULE II

                    Southern Indiana Gas and Electric Company
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


Column A                               Column B        Column C          Column D    Column E
-----------------------------------------------------------------------------------------------
                                                       Additions
                                                   -----------------
                                       Balance at  Charged   Charged    Deductions   Balance at
                                       Beginning      to     to Other      from        End of
Description                             Of Year    Expenses  Accounts  Reserves, Net    Year
-----------------------------------------------------------------------------------------------
(In thousands)

VALUATION AND QUALIFYING ACCOUNTS:
Year 2001 - Accumulated provision for
            uncollectible accounts     $ 2,639     $ 2,387    $     -    $ 1,785      $ 3,241

Year 2000 - Accumulated provision for
            uncollectible accounts     $ 2,138     $ 1,189    $     -    $   688      $ 2,639

Year 1999 - Accumulated provision for
            uncollectible accounts     $ 2,156     $   604    $     -    $   622      $ 2,138

OTHER RESERVES:

Year 2001 - Reserve for merger and
            integration charges        $   526     $     -    $     -    $   526      $     -

Year 2000 - Reserve for merger and
            integration charges        $     -     $ 7,400    $     -    $ 6,874      $   526

Year 2001 - Reserve for restructuring
            costs                      $     -     $ 3,321    $     -    $ 3,141      $   180

Year 2001 - Reserve for injuries
            and damages                $ 1,024     $   240    $     -    $   764      $   500

Year 2000 - Reserve for injuries
            and damages                $ 1,047     $   351    $     -    $   374      $ 1,024

Year 1999 - Reserve for injuries
            and damages                $   782     $   661    $     -    $   396      $ 1,047

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTHERN INDIANA GAS
                                         AND ELETRIC COMPANY

Dated March 28, 2002
                                         /S/ Niel C. Ellerbrook
                                         -------------------------------
                                         Niel C. Ellerbrook, Chairman and Chief
                                         Executive Officer,  Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

      Signature                        Title                          Date

  /S/ Niel C. Ellerbrook        Chairman & Chief Executive       March 28, 2002
----------------------------    Officer, Director (Principal     --------------
    Niel C. Ellerbrook          Executive Officer)


  /S/ Jerome A. Benkert, Jr.    Executive Vice President,        March 28, 2002
----------------------------    Chief Financial Officer, &       --------------
    Jerome A. Benkert, Jr.      Treasurer, Director (Principal
                                Financial Officer)


  /S/ M. Susan Hardwick         Vice President & Controller,     March 28, 2002
----------------------------    Director (Principal Accounting   --------------
    M. Susan Hardwick           Officer)

  /S/ Andrew E. Goebel          Director                         March 28, 2002
----------------------------                                     --------------
    Andrew E. Goebel


  /S/ Ronald E. Christian       Director                         March 28, 2002
----------------------------                                     --------------
    Ronald E. Christian


  /S/ William S. Doty           Director                         March 28, 2002
----------------------------                                     --------------
    William S. Doty

                                INDEX TO EXHIBITS

2.  Plan Of Acquisition, Reorganization, Arrangement, Liquidation Or Succession

Not applicable.

3. Articles Of Incorporation And By-Laws

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

4. Instruments Defining The Rights Of Security Holders, Including Indentures

4.1 Mortgage and Deed of Trust dated as of April 1, 1932 between Southern Indiana Gas and Electric Company and Bankers Trust Company, as Trustee, and Supplemental Indentures thereto dated August 31, 1936, October 1, 1937, March 22, 1939, July 1, 1948, June 1, 1949, October 1, 1949,
         January 1, 1951, April 1, 1954, March 1, 1957, October 1, 1965,
         September 1, 1966, August 1, 1968, May 1, 1970, August 1, 1971, April 1, 1972, October 1, 1973, April 1, 1975, January 15, 1977, April 1,
         1978, June 4, 1981, January 20, 1983, November 1, 1983, March 1, 1984,
         June 1, 1984, November 1, 1984, July 1, 1985, November 1, 1985, June 1,
         1986. (Filed and designated in Registration No. 2-2536 as Exhibits B-1 and B-2; in Post-effective Amendment No. 1 to Registration No. 2-62032 as Exhibit (b)(4)(ii), in Registration No. 2-88923 as Exhibit 4(b)(2), in Form 8-K, File No. 1-3553, dated June 1, 1984 as Exhibit (4), File No. 1-3553, dated March 24, 1986 as Exhibit 4-A, in Form 8-K, File No. 1-3553, dated June 3, 1986 as Exhibit (4).) July 1, 1985 and November 1, 1985 (Filed and designated in Form 10-K, for the fiscal year 1985, File No. 1-3553, as Exhibit 4-A.) November 15, 1986 and January 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1986, File No. 1-3553, as Exhibit 4-A.) December 15, 1987. (Filed and designated in Form 10-K, for the fiscal year 1987, File No. 1-3553, as
         Exhibit 4-A.) December 13, 1990. (Filed and designated in Form 10-K, for the fiscal year 1990, File No. 1-3553, as Exhibit 4-A.) April 1, 1993. (Filed and designated in Form 8-K, dated April 13, 1993, File No. 1-3553, as Exhibit 4.) June 1, 1993 (Filed and designated in Form 8-K, dated June 14, 1993, File No. 1-3553, as Exhibit 4.) May 1, 1993. (Filed and designated in Form 10-K, for the fiscal year 1993, File No. 1-3553, as Exhibit 4(a).) July 1, 1999. (Filed and designated in Form 10-Q, dated August 16, 1999, File No. 1-3553, as Exhibit 4(a).) March 1, 2000. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 4.1.)

4.2 $350.0 million Credit Agreement arranged by Banc One Capital Markets, Inc. dated as of June 28, 2001 among Vectren Utility Holdings, Inc., as borrower; Indiana Gas Company, Inc. as guarantor; Southern Indiana Gas and Electric Company, as guarantor; Vectren Energy Delivery of Ohio, Inc., as guarantor; and Lenders: Banc One, NA, as Agent; Firstar Bank, N.A., as Co-Syndication Agent; ABN AMRO Bank, N.V., as Co-Syndication Agent; The Bank of New York, as Co-Documentation Agent; The Industrial Bank of Japan, Limited, as Co-Documentation Agent; the Fuji Bank, Limited, as Co-Documentation Agent; and National City Bank of Indiana, as Co-Agent. (Filed and designated on Form 10-K for the year ended December 31, 2001, File No. 1-16739, as Exhibit 4.8.)

4.3 Indenture dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.1); First Supplemental Indenture, dated October 19, 2001, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated October 19, 2001, File No. 1-16739, as Exhibit 4.2); Second Supplemental Indenture, between Vectren Utility Holdings, Inc., Indiana Gas Company, Inc., Southern Indiana Gas and Electric Company, Vectren Energy Delivery of Ohio, Inc., and U.S. Bank Trust National Association. (Filed and designated in Form 8-K, dated November 29, 2001, File No. 1-16739, as Exhibit 4.1).

4.4 Promissory Note for Long-Term Loans dated November 30, 2001, between Southern Indiana Gas and Electric Company and Vectren Utility Holdings, Inc. (Filed herewith.)

9. Voting Trust Agreement

Not applicable.

10. Material Contracts

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

10.12 Amendment Agreement, dated March 3, 2001, between Alcoa Power Generating Inc. and Southern Indiana Gas and Electric Company. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.12.)

10.13 Summary description of Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan (Filed and designated in Form 10-K for the fiscal year 1992, File No. 1-3553, as Exhibit 10-A-17.)

10.14 Southern Indiana Gas and Electric Company 1994 Stock Option Plan (Filed and designated in Southern Indiana Gas and Electric Company's Proxy Statement dated February 22, 1994, File No. 1-3553, as Exhibit A.)

10.15 Southern Indiana Gas and Electric Company's nonqualified Supplemental Retirement Plan as amended, effective April 16, 1997. (Filed and designated in Form 10-K for the fiscal year 1997, File No. 1-3553, as
          Exhibit 10.29.)

10.16 Vectren Corporation Retirement Savings Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.17 Vectren Corporation Combined Non-Bargaining Retirement Plan. (Filed and designated in Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15467, as Exhibit 99.2.)

10.18 Vectren Corporation Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as
         Exhibit 10.32.)

10.18 Vectren Corporation Employment Agreement between Vectren Corporation and Niel C. Ellerbrook dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.1.)

10.19 Vectren Corporation Employment Agreement between Vectren Corporation and Andrew E. Goebel dated as of March 31, 2000(Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.2.)

10.20 Vectren Corporation Employment Agreement between Vectren Corporation and Jerome A. Benkert, Jr. dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.3.)

10.21 Vectren Corporation Employment Agreement between Vectren Corporation and Ronald E. Christian dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.5.)

10.22 Vectren Corporation Employment Agreement between Vectren Corporation and Timothy M. Hewitt dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.6.)

10.23 Vectren Corporation Retirement Agreement between Vectren Corporation and Timothy M. Hewitt dated as of May 31, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.39.)

10.24 Vectren Corporation Employment Agreement between Vectren Corporation and J. Gordon Hurst dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.7.)

10.25 Vectren Corporation Retirement Agreement between Vectren Corporation and J. Gordon Hurst dated as of May 31, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as
          Exhibit 10.41.)

10.26 Vectren Corporation Employment Agreement between Vectren Corporation and Richard G. Lynch dated as of March 31, 2000. (Filed and designated in Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15467, as Exhibit 99.8.)

10.27 Vectren Corporation Employment Agreement between Vectren Corporation and William S. Doty dated as of April 30, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as Exhibit 10.43.)

10.28 Vectren Corporation Retirement Agreement between Vectren Corporation and Tom J. Zabor dated as of May 31, 2001. (Filed and designated in Form 10-K for the year ended December 31, 2001, File No. 1-15467, as
          Exhibit 10.44.)

11. Statement Re Computation Of Per Share Earnings

Not applicable.

12. Statements Re Computation Of Ratios

Not applicable.

13. Annual Report To Security Holders, Form 10-Q Or Quarterly Report To Security Holders

Not applicable.

16. Letter Re Change In Certifying Accountant

Not applicable.

18. Letter Re Change In Accounting Principles

Not applicable.

21. Subsidiaries Of The Company

Not applicable.

22. Published Report Regarding Matters Submitted To Vote Of Security Holders

Not applicable.

23. Consents Of Experts And Counsel

Not applicable.

24. Power Of Attorney

Not applicable.

99. Additional Exhibits

99.1 Vectren Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph. (Filed herewith.)

99.2 Agreement and Plan of Merger dated as of June 11,1999 among Indiana Energy, Inc., SIGCORP, Inc. and Vectren Corporation (the "Merger Agreement "). (Filed and designated in Form S-4 to (No. 333-90763) filed on November 12, 1999, File No. 1-15467, as Exhibit 2.)

99.3 Amendment No.1 to the Merger Agreement dated December 14,1999 (Filed and designated in Current Report on Form 8-K filed December 16, 1999, File No. 1-09091, as Exhibit 2.)

99.4 Amended and Restated Articles of Incorporation of Vectren Corporation effective March 31,2000. (Filed and designated in Current Report on Form 8-K filed April 14, 2000, File No. 1-15467, as Exhibit 4.1.)

99.5 Current Report on Form 8-K, regarding replacement of the Company's independent auditors, dated March 22, 2002 (Filed herewith.)

99.6 Letter regarding audit quality representation of Arthur Andersen LLP (Filed herewith.)

                    Southern Indiana Gas and Electric Company
                                 2001 Form 10-K
                                Attached Exhibits

The following Exhibits are attached hereto. See page 59 of this Annual Report on Form 10-K for a complete list of exhibits.

Exhibit
Number    Document
 4.4 Promissory Note for Long-Term Loans dated November 30, 2001, between Southern Indiana Gas and Electric Company and Vectren Utility Holdings, Inc.

99.1 Vectren Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934, but not including the Compensation Committee Report and Performance Graph.

99.5 Current Report on Form 8-K, regarding the replacement of the Company's independent auditors, dated March 22, 2002.

99.6      Letter regarding audit quality representation of Arthur Andersen LLP