Form 10-Q
period 2002-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2002-05-15
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-3553


                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                 INDIANA                              35-0672570
     -------------------------------        -----------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                Identification No.)

                20 N.W. Fourth Street, Evansville, Indiana 47708
      ---------------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (812) 491-4000
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value     15,754,826             May 1, 2002
  -------------------------------     ----------             -----------
               Class               Number of Shares              Date

As of May 1, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

                                Table of Contents
Item                                                                     Page
Number                                                                   Number
                   Part I. Financial Information

  1   Financial Statements (Unaudited) ...........................
      Southern Indiana Gas and Electric Company
        Condensed Balance Sheets..................................        1-2
        Condensed Statements of Income............................         3
        Condensed Statements of Cash Flows........................         4
        Notes to Condensed Unaudited Financial Statements.........        5-10
  2   Management's Discussion and Analysis
        Of Results of Operations and Financial Condition..........       11-18
  3   Qualitative and Quantitative Disclosures
         About Market Risk........................................       18-19

                    Part II. Other Information

  1   Legal Proceedings...........................................        20
  6   Exhibits and Reports on Form 8-K............................        20
      Signatures..................................................        21

                                   Definitions
As discussed in this Form 10-Q, the abbreviations MMDth means millions of dekatherms, MMBTU means millions of British thermal units, and throughput means combined gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                            (Unaudited- In thousands)




                                                         March 31,  December 31,
                                                            2002         2001
                                                        ----------   ----------
                               ASSETS

Utility Plant
  Original cost                                        $1,468,050   $1,455,826
  Less:  Accumulated depreciation & amortization          697,919      690,344
                                                       ----------   ----------
       Net utility plant                                  770,131      765,482
                                                       ----------   ----------

Current Assets
   Cash & cash equivalents                                  2,733        2,451
   Accounts receivable-less reserves of $3,453 &
       $3,241, respectively                                48,989       41,227
   Receivables from other Vectren companies                10,662       10,065
   Accrued unbilled revenues                               16,390       17,013
   Inventories                                             33,400       38,322
   Recoverable fuel & natural gas costs                    13,935       22,132
   Prepayments & other current assets                      20,659       14,053
                                                       ----------   ----------
       Total current assets                               146,768      145,263
                                                       ----------   ----------

Investments in unconsolidated affiliates                      160          160
Other investments                                           9,409        9,254
Non-utility property-net                                    3,789        4,386
Goodwill-net                                                5,557        5,557
Regulatory assets                                          41,546       41,525
Other assets                                                2,382        1,595
                                                       ----------   ----------
TOTAL ASSETS                                           $  979,742   $  973,222
                                                       ==========   ==========




The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                         March 31, December 31,
                                                           2002       2001
                                                         --------   --------
          LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
      Common stock (no par value)                       $ 78,258    $ 78,258
      Retained earnings                                  256,292     255,464
      Accumulated other comprehensive income                  81          94
                                                        --------    --------
         Total common shareholder's equity               334,631     333,816
                                                        --------    --------

   Cumulative redeemable preferred stock of subsidiary       344         460

   Long-term debt-net of debt subject to tender          291,752     291,702
   Long-term debt to VUHI                                 49,460      49,460
                                                        --------    --------
         Total capitalization                            676,187     675,438
                                                        --------    --------

Commitments & Contingencies (Notes 4-6)

Current Liabilities
   Accounts payable                                       24,507      27,135
   Payables to other Vectren companies                     1,245       3,390
   Accrued liabilities                                    52,272      33,545
   Short-term borrowings                                     801         874
   Short-term borrowings to VUHI                          71,009      80,664
                                                        --------    --------
     Total current liabilities                           149,834     145,608
                                                        --------    --------

Deferred Income Taxes & Other Liabilities
   Deferred income taxes                                 113,140     112,746
   Deferred credits & other liabilities                   40,581      39,430
                                                        --------    --------
     Total deferred income taxes &
       other liabilities                                 153,721     152,176
                                                        --------    --------
TOTAL LIABILITIES &
SHAREHOLDER'S EQUITY                                    $979,742    $973,222
                                                        ========    ========


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------
OPERATING REVENUES
    Electric revenues                                   $126,801      $ 88,209
    Gas revenues                                          29,606        51,950
                                                        --------      --------
        Total operating revenues                         156,407       140,159
                                                        --------      --------
COST OF OPERATING REVENUES
    Fuel for electric generation                          17,791        17,984
    Purchased electric energy                             59,823        13,153
    Cost of gas sold                                      17,544        41,458
                                                        --------      --------
        Total cost of operating revenues                  95,158        72,595
                                                        --------      --------

TOTAL OPERATING MARGIN                                    61,249        67,564

OPERATING EXPENSES
    Other operating                                       24,693        23,441
    Merger & integration costs                                 -           388
    Depreciation & amortization                           10,983        11,084
    Income taxes                                           6,325         9,041
    Taxes other than income taxes                          3,418         3,626
                                                        --------      --------
        Total operating expenses                          45,419        47,580
                                                        --------      --------

OPERATING INCOME                                          15,830        19,984

Other income - net                                         1,070           859
Interest expense                                           5,756         5,256
                                                        --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                          11,144        15,587
                                                        --------      --------
Cumulative effect of change in accounting
    principle-net of tax                                       -         3,938

                                                        --------      --------
NET INCOME                                                11,144        19,525

Preferred stock dividends                                      7           238

                                                        --------      --------
NET INCOME APPLICABLE TO COMMON SHAREHOLDER             $ 11,137      $ 19,287
                                                        ========      ========


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                    Three Months
                                                                 Ended March 31,
                                                       ----------------------
                                                         2002          2001
                                                       --------      --------

NET CASH FLOWS FROM OPERATING ACTIVITIES               $ 34,737      $ 20,990
                                                       --------      --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
    Requirements for:
       Dividends on common stock                        (10,309)       (8,601)
       Redemption of preferred stock                       (116)         (148)
       Dividends on preferred stock                          (7)         (241)
    Net change in short-term borrowings,
     including to VUHI                                   (9,728)         (280)
                                                       --------      --------
         Net cash flows (required for)
              financing activities                      (20,160)       (9,270)
                                                       --------      --------
CASH FLOWS (REQUIRED FOR) INVESTING
     ACTIVITIES
    Requirements for:
       Capital expenditures                             (14,295)       (8,595)
       Other investments                                      -        (1,051)
                                                       --------      --------
         Net cash flows (required for)
               investing activities                     (14,295)       (9,646)
                                                       --------      --------
Net increase in cash & cash equivalents                     282         2,074
Cash & cash equivalents at beginning of period            2,451         1,613
                                                       --------      --------
Cash & cash equivalents at end of period               $  2,733      $  3,687
                                                       ========      ========



The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. The Company also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 other communities in 10 counties in southwestern Indiana. SIGECO is a direct, wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

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

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2001, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to prior period financial statements to conform with the current year classification. These reclassifications have no impact on previously reported net income.

3.   Impact of Recently Issued Accounting Guidance

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142 as required, on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss will be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

The adoption of SFAS 144 on January 1, 2002, did not have a material impact on operations.

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

4.   Transactions With Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended March 31, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $12.6 million and $11.1 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which the Company purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2002 and 2001 were $13.2 million and $10.4 million, respectively.

Cash Management and Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $140.0 million is outstanding at March 31, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

5.   Commitments & Contingencies

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 6 regarding environmental matters.

6.   Environmental Matters

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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through March 31, 2002, $30.1 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed nearly half of the claims brought in its original compliant.

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

7.   Energy Marketing Activities

The Company began entering into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities. Commodity contracts designated as "trading" are generally settled net with the counter-party and are accounted for at market value. As of March 31, 2002, these "trading" contracts had a net liability value of $1.9 million. The Company also enters into transactions "other-than-trading" that are primarily asset-backed transactions. The net asset value of these "other-than-trading" contracts was $2.1 million at March 31, 2002.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the condensed balance sheets depending on their value and on when the contracts are expected to be settled. Changes in market value are recorded in purchased electric energy in the condensed statements of income. Market value is determined using quoted market prices from independent sources or other valuation techniques.

Forward sale contracts, premiums received for written options, and proceeds received from exercised options are recorded when settled as electric revenues in the condensed statements of income. Forward purchase contracts, premiums paid for purchased options, and proceeds paid for exercising options are recorded when settled in purchased electric energy in the condensed statements of income. Contracts with counter-parties subject to master netting arrangements are presented net in the condensed balance sheets.

All "trading" and "other-than-trading" contracts at March 31, 2002 totaled $11.8 million of prepayments and other current assets and $11.6 million of accrued liabilities, compared to $5.1 million of prepayments and other current assets and $1.9 million of accrued liabilities at December 31, 2001. The change in the net value of "trading" and "other-than-trading" contracts to $0.2 million from $3.2 million resulted in an unrealized loss of $3.0 million for the three months ended March 31, 2002.

8.   Segment Reporting

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

                                                             Three Months
                                                            Ended March 31,
                                                        ----------------------
In thousands                                              2002          2001
                                                        --------      --------
Operating Revenues
     Electric Utility Services                          $126,801      $ 88,209
     Gas Utility Services                                 29,606        51,950
                                                        --------      --------
        Total operating revenues                        $156,407      $140,159
                                                        ========      ========

Net Income Applicable to
 Common Shareholder
     Electric Utility Services                          $  7,669      $ 16,869
     Gas Utility Services                                  3,468         2,418
                                                        --------      --------
        Net income applicable to
          common shareholder                            $ 11,137      $ 19,287
                                                        ========      ========


                                                       March 31,    December 31,
In thousands                                             2002           2001
                                                       --------       --------
Identifiable Assets
     Electric Utility Services                         $816,134       $811,248
     Gas Utility Services                               163,608        161,974
                                                       --------       --------
        Total identifiable assets                      $979,742       $973,222
                                                       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. The Company also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 other communities in 10 counties in southwestern Indiana. SIGECO is a direct, wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUIHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

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

                              Results of Operations

The Company's operations are comprised of its Electric Utility Services and Gas Utility Services segments. The Electric Utility Services segment includes the Company's power supply operations, power marketing operations, and electric transmission and distribution services, which operate and maintain six coal-fired electric power plants and five gas-fired peaking units with a total of 1,271 megawatts of generating capacity to provide electricity to primarily southwestern Indiana. The Gas Utility Services segment includes the operations of the Company's natural gas distribution business and provides natural gas distribution and transportation services in southwestern Indiana. The results of operations for the three months ended March 31, 2002 and 2001 are as follows:

In thousands                                                2002        2001
                                                          --------    --------
Net income applicable to common shareholder,
       as reported                                        $ 11,137    $ 19,287
     Merger and integration costs-net of tax                     -         241
     Cumulative effect of change in accounting
            principle-net of tax                                 -      (3,938)
                                                          --------    --------
Net income applicable to common shareholder
     before nonrecurring items                            $ 11,137    $ 15,590
                                                          ========    ========


Net Income Applicable to Common Shareholder

For the three months ended March 31, 2002, net income applicable to common shareholder decreased $8.1 million primarily due to fluctuations in fair value of certain power marketing contracts and the effects of weather 10% warmer than the prior year offset somewhat by increased retail electric margin and the effects of lower gas costs.

Impact of SFAS 133 on Power Marketing Operations
For the three months ended March 31, 2002, net income has decreased $9.2 million when compared to the prior year due to the adoption and continued application of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which was adopted on January 1, 2001. The total impact of SFAS 133 for the three months ended March 31, 2002 is a loss of $3.0 million ($1.9 million after tax), which is included in purchased electric energy. This compares to a gain of $11.8 million ($7.3 million after tax) for the three months ended March 31, 2001. This total includes the cumulative effect of change in accounting principle of $6.6 million ($3.9 million after tax) and unrealized gains totaling $5.5 million ($3.4 million after tax) arising from the change in market value from the date of adoption through March 31, 2001, which is included in purchased electric energy.

New Accounting Principles

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss will be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for intangible assets; however, the Company does not have any significant intangible assets.

Initial impairment reviews to be performed within six months of adoption of SFAS 142 have not been completed, but no impairment is expected.

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

This new accounting model retains the framework of SFAS 121 and requires that those impaired long-lived assets and long-lived assets to be disposed of be measured at the lower of carrying amount or fair value (less cost to sell for assets to be disposed of), whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

The adoption of SFAS 144 on January 1, 2002 did not materially impact operations.

Significant Fluctuations

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)
---------------------------------------------------------------------------

Electric Utility Margin
Electric Utility margin for the three months ended March 31, 2002 of $49.2 million decreased $7.8 million, or 14%, from 2001 primarily due to reductions in margin to reflect wholesale power marketing purchase and sale contracts at current market values. The decrease in margin from quarter to quarter was $8.5 million. This decrease was offset by increased margins from retail sales. Margin from retail sales increased $3.3 million, or 8%, over the previous year. The increase in retail margin is attributable to a 2% increase in megawatt hours sold, consistent costs for fuel and purchased power used for generation, and a cash return on NOx compliance expenditures.

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities. The Company also enters into asset-backed transactions that are generally longer term in nature. As a result of increased "trading" and "other-than-trading" activity, purchased electric energy has increased $46.6 million during the three months ended March 31, 2002 compared to 2001. These activities increased wholesale revenues from $30.0 million to $64.9 million and megawatt hours sold into the wholesale market from 0.9 million to
2.6 million.

Gas Utility Margin
Gas Utility margin for the three months ended March 31, 2002 of $12.1 million increased $1.6 million, or 15%, compared to 2001. The increase is primarily due to the return of volumes lost in the prior year due to the effects of the higher gas costs and the decreased cost of unaccounted for gas. These favorable impacts were offset somewhat by weather 10% warmer than the prior year and 12% warmer than normal. The increased volumes attributed to lower gas costs and the effects of warmer weather resulted in an overall 9% decrease in total throughput from
11.9 MMDth to 10.8 MMDth.

Cost of gas sold was $17.5 million for the three months ended March 31, 2002 and $41.5 million in 2001. Cost of gas sold decreased $23.9 million, or 58%, in 2002. The changes are primarily due to fluctuations in average per unit purchased gas costs and the volume of dekatherms sold. The total average cost per dekatherm of gas purchased by the Company was $4.62 and $6.55 for the three months ended March 31, 2002 and 2001, respectively.

Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)
-------------------------------------------------------------------------------

Other Operating
Other operating expenses for the three months ended March 31, 2002 increased $1.3 million, or 5%, compared to 2001. The 2002 increase results, primarily, from charges for the use of corporate assets.

Income Tax Expense
Federal and state income taxes decreased $2.7 million for the three months ended March 31, 2002. The decrease results from lower pretax earnings and a lower effective rate, which decreased from 37% to 36%.

Interest Expense

Interest expense increased $0.5 million for the three months ended March 31, 2002. The increase was due primarily to increased borrowings resulting from NOx compliance capital expenditures.


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

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $175.0 million to $195.0 million and is expected to be expended during the 2001-2004 period. Through March 31, 2002, approximately $30.1 million has been expended. After the equipment is installed and operational, related additional annual operation and maintenance expenses are estimated to be between $8.0 million and $10.0 million.

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

SIGECO believes it performed only maintenance, repair, and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available emission control technology, notice to the USEPA, or compliance with new source review standards, SIGECO believes that the lawsuit is without merit and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed nearly half of the claims brought in its original compliant.

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

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 49% of total capitalization, including long-term debt subject to tender, at both March 31, 2002 and December 31, 2001.

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

SIGECO's credit ratings on outstanding secured debt at March 31, 2002 are A-/A1 as rated by Standard and Poor's and Moody's, respectively.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $34.7 million and $21.0 million, for the three months ended March 31, 2002 and 2001, respectively.

Cash flow from operations increased during the three months ended March 31, 2002 compared to 2001 by $13.7 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and fluctuations in non-cash charges related to SFAS 133.

Financing Activities

Sources & Uses of Liquidity

SIGECO mainly relies on the short-term borrowing arrangements of VUHI for its short-term working capital needs. The intercompany credit line totals $150.0 million, but is limited to VUHI's available capacity ($210.0 million at March 31, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program. Borrowings outstanding at March 31, 2002 were $71.0 million. At March 31, 2002, the Company has approximately $10.0 million of short-term borrowing capacity with third parties to supplement its intercompany borrowing arrangements, of which $9.2 million is available.

Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $350.0 million commercial paper program, of which approximately $140.0 million is outstanding at March 31, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2002. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Under the terms of VUHI's commercial paper program, it must maintain a rating of better than BB+/Ba1.

Financing Cash Flow
Cash flow required for financing activities of $20.2 million for the three months ended March 31, 2002 includes $9.7 million of reductions in borrowings, $10.3 million in common stock dividends and $0.1 million paid for the redemption of preferred stock. This is an increase in cash requirements of $10.9 million over the prior year due primarily due to the increased operating cash flows, which were utilized to pay down short-term borrowings and increased dividends.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures & Other Investment Activities

Cash required for investing activities of $14.3 million for the three months ended March 31, 2002 is entirely for capital expenditures. Investing activities for the three months ended March 31, 2001 were $9.6 million. The increase is attributable NOx compliance expenditures and expenditures for the construction of an 80 megawatt peaking unit.

Planned Capital Expenditures

New construction, normal system maintenance and improvements, and information technology investments needed to provide service to a growing customer base will continue to require substantial expenditures. Capital expenditures for the remainder of 2002 are estimated at $75.6 million.

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

The Company does engage in limited, wholesale power marketing activities that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity as well as other trading activities that maximize short-term movement in electricity prices. These operations enter into forward and option contracts that commit the Company to purchase and sell commodities in the future.

Commodity price risk results from forward sale and option contracts that commit the Company to deliver commodities on specified future dates. Power marketing uses planned unutilized generation capability and forward purchase contracts to protect certain sales transactions from unanticipated fluctuations in the price of electric power, and periodically, will use derivative financial instruments to protect its interests from unplanned outages and shifts in demand.

Open positions in terms of price, volume and specified delivery points may occur to a limited extent and are managed using methods described above and frequent management reporting.

The Company enters into forward and option contracts in order to maximize short-term movement in electricity prices. These contracts are generally non-asset backed "buy-sell" transactions that are short-term in nature and expose the Company to limited market risk. The Company has designated these activities as "trading" activities.

The net assets from all "trading" and "other-than-trading" contracts decreased from $3.2 million at December 31, 2001 to $0.2 million at March 31, 2002. For the three months ended March 31, 2002 the unrealized loss associated with "trading" and "other-than-trading" contracts was $3.0 million.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three months ended March 31, 2002 and 2001, a 10% adverse change in the forward prices of electricity and natural gas on market sensitive financial instruments would have decreased pre-tax earnings by approximately $1.6 million and $0.1 million, respectively.

Interest Rate Risk

Interest rate risk is not significantly different from the information as set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

Other Risks

Counter-party credit and market risks are not significantly different from the information as set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 6 regarding environmental matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 24, 2002, SIGECO filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2001. The financial information was released to the public through this filing.
     Item 5.  Other Events
     Item 7.  Exhibits
               99.1 - Press Release - Fourth Quarter 2001 Vectren Corporation
                      Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On March 26, 2002, SIGECO filed a Current Report on Form 8-K with respect to its decision to replace Arthur Andersen LLP as the Company's independent auditors, effective upon completion of a transition period which is expected to extend through the conclusion of their review of the financial results of the Company for the first quarter of 2002.
     Item 4. Changes in Registrant's Certifying Accountant.
     Item 7. Exhibits

               16 - Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 26, 2002.
               99 - Letter to Vectren Corporation Shareholders dated March 22,
                    2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                SOUTHERN INDIANA GAS
                                                AND ELECTRIC COMPANY
                                                    Registrant



        May 14, 2002                            /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                /s/M. Susan Hardwick
                                                ---------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)