Form 10-Q
period 2002-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2002-08-14
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock - Without Par Value         15,754,826            August 1, 2002
--------------------------------      ----------------         --------------
            Class                     Number of Shares              Date

As of August 1, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

                                Table of Contents
Item                                                                       Page
Number                                                                    Number
                          Part I. Financial Information

  1  Financial Statements (Unaudited) ....................................
     Southern Indiana Gas and Electric Company
      Condensed Balance Sheets............................................ 1-2
      Condensed Statements of Income......................................  3
      Condensed Statements of Cash Flows..................................  4
     Notes to Condensed Unaudited Financial Statements.................... 5-11
  2  Management's Discussion and Analysis
      Of Results of Operations and Financial Condition....................12-19
  3  Qualitative and Quantitative Disclosures About Market Risk...........20-21

                           Part II. Other Information

  1  Legal Proceedings....................................................  22
  6  Exhibits and Reports on Form 8-K.....................................  22
     Signatures...........................................................  23
     Certification Pursuant To 18 U.S.C. Section 1350,
     As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.  24

                                   Definitions
As discussed in this Form 10-Q, the abbreviations
AFUDC means allowance for funds used during construction, APB means Accounting Principles Board
EITF means Emerging Issues Task Force,
FASB means Financial Accounting Standards Board,
IDEM means Indiana Department of Environmental Management,
IURC means Indiana Utility Regulatory Commission,
MMDth means millions of dekatherms,
MMBTU means millions of British thermal units, USEPA means United States Environmental Protection Agency, and throughput means combined gas sales and gas transportation volumes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                            (Unaudited- In thousands)

                                                        June 30,    December 31,
                                                          2002          2001
------------------------------------------------       ----------   -----------
                    ASSETS

Utility Plant
  Original cost                                        $1,494,707   $1,455,826
  Less:  Accumulated depreciation & amortization          708,617      690,344
                                                       ----------   ----------
     Net utility plant                                    786,090      765,482
                                                       ----------   ----------

Current Assets
   Cash & cash equivalents                                    983        2,451
   Accounts receivable-less reserves of $3,129 &
      $3,241, respectively                                 47,352       41,227
   Receivables from other Vectren companies                 1,018       10,065
   Accrued unbilled revenues                               16,441       17,013
   Inventories                                             34,698       38,322
   Recoverable fuel & natural gas costs                    15,531       22,132
   Prepayments & other current assets                      19,816       14,053
                                                       ----------   ----------
     Total current assets                                 135,839      145,263
                                                       ----------   ----------

Investments in unconsolidated affiliates                      160          160
Other investments                                           8,546        9,254
Non-utility property-net                                    3,789        4,386
Goodwill-net                                                5,557        5,557
Regulatory assets                                          54,751       41,525
Other assets                                                2,127        1,595
                                                       ----------   ----------
TOTAL ASSETS                                           $  996,859   $  973,222
                                                       ==========   ==========

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                          June 30,  December 31,
                                                            2002        2001
------------------------------------------               ---------  -----------
     LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
     Common stock (no par value)                          $ 78,258   $ 78,258
     Retained earnings                                     257,067    255,464
     Accumulated other comprehensive income                     76         94
                                                          --------   --------
        Total common shareholder's equity                  335,401    333,816
                                                          --------   --------
  Cumulative redeemable preferred stock
    of subsidiary                                              344        460
  Long-term debt-net of current maturities                 290,798    291,702
  Long-term debt to VUHI                                    49,460     49,460
                                                          --------   --------
        Total capitalization                               676,003    675,438
                                                          --------   --------
Commitments & Contingencies (Notes 4-6)

Current Liabilities
  Accounts payable                                          22,241     27,135
  Payables to other Vectren companies                        7,843      3,390
  Accrued liabilities                                       41,522     33,545
  Short-term borrowings                                          -        874
  Short-term borrowings to VUHI                             84,001     80,664
  Current maturities of long-term debt                         999          -
                                                          --------   --------
    Total current liabilities                              156,606    145,608
                                                          --------   --------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                    123,143    112,746
  Deferred credits & other liabilities                      41,107     39,430
                                                          --------   --------
    Total deferred income taxes & other liabilities        164,250    152,176
                                                          --------   --------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                  $996,859   $973,222
                                                          ========   ========


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                            Three Months Ended     Six Months Ended
                                                  June 30,             June 30,
                                            -------------------   -------------------
                                               2002       2001       2002       2001
----------------------------------------    --------   --------   --------   --------
OPERATING REVENUES
    Electric revenues                       $158,924   $ 95,020   $285,724   $183,229
    Gas revenues                              17,624     11,351     47,231     63,301
                                            --------   --------   --------   --------
        Total operating revenues             176,548    106,371    332,955    246,530
                                            --------   --------   --------   --------
COST OF OPERATING REVENUES
    Fuel for electric generation              19,068     17,857     36,859     35,841
    Purchased electric energy                 87,013     33,662    146,836     46,815
    Cost of gas sold                          11,394      4,529     28,938     45,987
                                            --------   --------   --------   --------
        Total cost of operating revenues     117,475     56,048    212,633    128,643
                                            --------   --------   --------   --------

TOTAL OPERATING MARGIN                        59,073     50,323    120,322    117,887

OPERATING EXPENSES
    Other operating                           27,105     25,364     51,797     48,891
    Merger & integration costs                     -          -          -        302
    Restructuring costs                            -      4,344          -      4,344
    Depreciation & amortization               11,058     11,053     22,041     22,137
    Income taxes                               7,008        666     13,333      9,707
    Taxes other than income taxes              2,900      3,227      6,318      6,853
                                            --------   --------   --------   --------
        Total operating expenses              48,071     44,654     93,489     92,234
                                            --------   --------   --------   --------

OPERATING INCOME                              11,002      5,669     26,833     25,653

Other income - net                             7,113        928      8,183      1,787
Interest expense                               5,729      5,117     11,485     10,373
                                            --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              12,386      1,480     23,531     17,067
                                            --------   --------   --------   --------

Cumulative effect of change in accounting
    principle-net of tax                           -          -          -      3,938

                                            --------   --------   --------   --------
NET INCOME                                    12,386      1,480     23,531     21,005

Preferred stock dividends                          2        242         10        480

                                            --------   --------   --------   --------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                      $ 12,384   $  1,238   $ 23,521   $ 20,525
                                            ========   ========   ========   ========


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)



                                                           Six Months
                                                          Ended June 30,
                                                       --------------------
                                                          2002        2001
----------------------------------------------         --------    --------

NET CASH FLOWS FROM OPERATING ACTIVITIES               $ 59,142    $ 35,620
                                                       --------    --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
   Requirements for:
      Dividends on common stock                         (21,910)    (16,329)
      Redemption of preferred stock                        (116)       (153)
      Dividends on preferred stock                          (10)       (479)
   Net change in short-term borrowings,
        including to VUHI                                 2,463       1,136
   Proceeds (payments) from other financing
     activities                                               -         (15)
                                                       --------    --------
         Net cash flows (required for)
           financing activities                         (19,573)    (15,840)
                                                       --------    --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
   Proceeds from sale of other investments                1,400           -
   Requirements for:
      Capital expenditures                              (42,437)    (18,511)
      Other investments                                       -      (2,134)
                                                       --------    --------
         Net cash flows (required for) investing
           activities                                   (41,037)    (20,645)
                                                       --------    --------
Net increase in cash & cash equivalents                  (1,468)       (865)
Cash & cash equivalents at beginning of period            2,451       1,613
                                                       --------    --------
Cash & cash equivalents at end of period               $    983    $    748
                                                       ========    ========


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Organization and Nature of Operations

Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. SIGECO is a direct, wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

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

3.   Impact of Recently Issued Accounting Guidance

EITF 02-03
In June 2002, the EITF reached a final consensus in EITF Issue 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that states mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosure of energy trading activities is required. This consensus is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required.

The Company currently accounts for all its power marketing contracts at gross in the Condensed Statements of Income. The Company has reviewed all of its current power marketing contracts and contracts closed in prior periods and identified no energy trading contracts subject to EITF 02-03. See Note 7 for additional information on the Company's power marketing operations.

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

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

4.   Transactions With Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended June 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $10.7 million and $10.4 million, respectively. For the six months ended June 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $23.3 million and $21.5 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which the Company purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended June 30, 2002 and 2001 were $15.0 million and $9.7 million, respectively. Amounts paid for such purchases for the six months ended June 30, 2002 and 2001 were $28.2 million and $20.9 million, respectively.

Cash Management and Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $325 million commercial paper program, of which $116.2 million is outstanding at June 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.

5.   Commitments & Contingencies

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 6 regarding environmental matters.

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

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002.

The Company has recently filed another proceeding with the IURC to receive approval of additional capital costs and to obtain approval for recovery of future operating costs, including depreciation, related to the SCR's through a rider mechanism. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through June 30, 2002, $41.0 million has been expended. After the equipment is installed and operational, related additional annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley is nearing completion on schedule, and installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed a majority of the claims brought in its original compliant. In its original complaint, USEPA alleged significant emissions increases of three pollutants for each of four maintenance projects. Currently, USEPA is alleging only significant emission increases of a single pollutant at three of the four maintenance projects cited in the original complaint.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order.

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

Manufactured Gas Plants
In June of 2002, the Company received a request from the IDEM concerning information on any manufactured gas plant sites which the Company has not enrolled in IDEM's Voluntary Remediation Program, specifically five sites which were owned and/or operated by SIGECO. Preliminary site investigations conducted by SIGECO in the mid-1990's confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment.

7.   Energy Marketing Activities

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of June 30, 2002, contracts had a net asset value of $0.1 million compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these energy marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Condensed Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value, which is a function of the normal decline in fair value as earnings are realized and the fluctuation in fair value resulting from price volatility, are recorded in purchased electric energy in the Condensed Statements of Income. Market value is determined using quoted market prices from independent sources, or absent quoted market prices, other valuation techniques.

Forward sale contracts, premiums received for written options, and proceeds received from exercised options are recorded when settled as electric utility revenues in the Condensed Statements of Income. Forward purchase contracts, premiums paid for purchased options, and proceeds paid for exercising options are recorded when settled in purchased electric energy in the Condensed Statements of Income. Contracts with counter-parties subject to master netting arrangements are presented net in the Condensed Balance Sheets.

Power marketing contracts at June 30, 2002 totaled $9.7 million of prepayments and other current assets and $9.6 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts to $0.1 million at June 30, 2002 from $3.2 million at December 31, 2001 resulted in an unrealized loss of $0.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company's power marketing operations resulted in unrealized losses of $7.9 million and $2.4 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three and six months ended June 30, 2002 was $2.4 million and $3.4 million, respectively, and for the three and six months ended June 30, 2001 was ($4.6) million and $6.8 million, respectively.

8.   Segment Reporting

The Company had two operating segments during the three and six months ended June 30, 2002: (1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment provides natural gas distribution and transportation services in southwest Indiana. The Electric Utility Services segment includes the operations of the Company's power generating and marketing operations, and electric transmission and distribution services, which provides electricity to primarily southwestern Indiana.

The following tables provide information about business segments. The Company makes decisions on finance and dividends at the corporate level.

                                       Three Months            Six Months
                                      Ended June 30,          Ended June 30,
                                ----------------------    ---------------------
In thousands                        2002         2001         2002        2001
-----------------------------   ---------    ---------    ---------   ---------
Operating Revenues
   Electric Utility Services    $ 158,924    $  95,020    $ 285,724   $ 183,229
   Gas Utility Services            17,624       11,351       47,231      63,301
                                ---------    ---------    ---------   ---------
     Total operating revenues   $ 176,548    $ 106,371    $ 332,955   $ 246,530
                                =========    =========    =========   =========

Net Income Applicable to
 Common Shareholder
   Electric Utility Services    $  12,233    $   3,272    $  19,902   $  20,141
   Gas Utility Services               151       (2,034)       3,619         384
                                ---------    ---------    ---------   ---------
     Net income applicable to
       common shareholder       $  12,384    $   1,238    $  23,521   $  20,525
                                =========    =========    =========   =========


                                 June 30,   December 31,
In thousands                       2002         2001
-----------------------------   ---------   -----------
Identifiable Assets
   Electric Utility Services    $ 841,244    $ 811,248
   Gas Utility Services           155,615      161,974
                                 --------     --------
     Total identifiable assets  $ 996,859    $ 973,222
                                 ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Description of the Business

Southern Indiana Gas and Electric Company (the Company or SIGECO), an Indiana corporation, provides electric generation, transmission, and distribution services to Evansville, Indiana, and 74 other communities in 8 counties in southwestern Indiana and participates in the wholesale power market. SIGECO also provides natural gas distribution and transportation services to Evansville, Indiana, and 64 communities in 10 counties in southwestern Indiana. SIGECO is a direct, wholly owned subsidiary of Vectren Utility Holdings, Inc. (VUHI). VUHI is a direct, wholly owned subsidiary of Vectren Corporation (Vectren).

Vectren, an Indiana corporation, is an energy and applied technology holding company headquartered in Evansville, Indiana. Vectren was organized on June 10, 1999 solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

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

                              Results of Operations

The Company's operations are comprised of its Electric Utility Services and Gas Utility Services segments. The Electric Utility Services segment includes the Company's power supply operations, power marketing operations, and electric transmission and distribution services that provide electricity to primarily southwestern Indiana. The Gas Utility Services segment includes the operations of the Company's natural gas distribution business and provides natural gas distribution and transportation services in southwestern Indiana. The results of operations are as follows:


                                                   Three Months           Six Months
                                                   Ended June 30,        Ended June 30,
                                                 -------------------   -------------------
In thousands                                       2002       2001       2002       2001
---------------------------------------------    --------   --------   --------   --------
Net income applicable to common shareholder,
   as reported                                   $ 12,384   $  1,238   $ 23,521   $ 20,525
     Merger and integration costs-net of tax            -          -          -        187
     Restructuring costs-net of tax                     -      2,697          -      2,697
     Cumulative effect of change in accounting
       principle-net of tax                             -          -          -     (3,938)
                                                 --------   --------   --------   --------
Net income applicable to common shareholder
      before nonrecurring items                  $ 12,384   $  3,935   $ 23,521   $ 19,471
                                                 ========   ========   ========   ========


Net Income Applicable to Common Shareholder

For the three months ended June 30, 2002, net income applicable to common shareholder increased $11.1 million primarily due to the accrual in 2002 of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order and the completion in 2001 of merger and restructuring activities and related costs, and favorable weather, and favorable fluctuations in fair value of derivative contracts.

For the six months ended June 30, 2002, net income applicable to common shareholder increased $3.0 million. The increases affecting the quarterly results were offset for the year to date period by decreased margins resulting from the effects of warm weather during the peak heating season, and reduced price volatility affecting energy marketing activity.

New Accounting Principles

EITF 02-03

In June 2002, the EITF reached a final consensus in EITF Issue 02-03 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that states mark-to-market gains and losses on energy trading contracts (whether realized or unrealized and whether financially or physically settled) should be shown net in the income statement and that expanded disclosure of energy trading activities is required. This consensus is effective for periods ending after July 15, 2002, with reclassification of prior period amounts required.

The Company currently accounts for all its power marketing contracts at gross in the Condensed Statements of Income. The Company has reviewed all of its current power marketing contracts and contracts closed in prior periods and identified no energy trading contracts subject to EITF 02-03.

SFAS 142

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142, as required on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of this statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

SFAS 142 also required the initial impairment review of all goodwill within six months of the adoption date. The impairment review consisted of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review were to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations. SFAS 142 also changed certain aspects of accounting for other intangible assets; however, the Company does not have any significant other intangible assets.

Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

Significant Fluctuations

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)

Electric Utility Margin
Electric Utility margin for the three months ended June 30, 2002 of $52.8 million increased $9.3 million, or 21%, from 2001 primarily due to fluctuations in fair value of derivative contracts. Non-firm wholesale margins in 2001 reflect a $7.9 million reduction due to fair value fluctuations, compared to a $0.1 million reduction in 2002. The remaining increase, attributable to retail and firm wholesale sales, results from weather 16% warmer than normal and 10% warmer than the prior year and a cash return on NOx compliance expenditures pursuant to a rate recovery rider approved by the IURC in August 2001.

Electric Utility margin for the six months ended June 30, 2002 of $102.0 million increased $1.5 million, or 1%, from 2001 due to the effects of warmer weather, offset somewhat by decreases in non-firm wholesale margin.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market, as evidenced by increased electric revenues and purchased power. While volumes both sold and purchased have increased during 2002, margins have softened this year as a result of reduced price volatility. As a result of increased activity offset by reduced price volatility, non-firm wholesale power margins decreased $3.4 million for the year-to-date period.

Gas Utility Margin
Gas Utility margin for the three months ended June 30, 2002 of $6.2 million decreased $0.6 million, or 9%, compared to 2001. The decrease is primarily due to decreased throughput. Despite cooler temperatures than in the prior year, throughput declined from 6.8 MMDth in 2001 to 6.0 MMDth in 2002 or 12% due to customer conservation offset somewhat by customer growth.

Gas Utility margin for the six months ended June 30, 2002 of $18.3 million increased $1.0 million, or 6%, compared to 2001. The increase is primarily due to favorable changes in unaccounted for gas, customer growth, and other adjustments. These increases were offset by weather warmer than the prior year during the peak heating season and customer conservation. These offsets resulted in an overall 10% decrease in total throughput from 18.7 MMDth in 2001 to 16.7 MMDth in 2002.

Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)

Other Operating
Other operating expenses for the three months ended June 30, 2002 increased $1.7 million, or 7%, and $2.9 million, or 6% for the six months ended June 30, 2002 compared to 2001. The 2002 increase results, primarily, from charges for the use of corporate assets offset by merger synergies and the timing of maintenance expenditures.

Income Tax Expense
Federal and state income taxes increased $6.3 million and $3.6 million for the three and six months ended June 30, 2002, respectively. The increase results from higher pretax earnings offset somewhat by a small decrease in the current year effective tax rate from 37% to 36%.

Other income-net

Other income-net increased $6.2 million and $6.4 million for the three and six months ended June 30, 2002 as compared to the prior year periods. The increases are attributable to the accrual of $5.2 million in carrying costs for demand side management programs not currently in rates pursuant to an existing IURC rate order and $0.6 million from the sale of excess emission allowances.

Interest Expense

Interest expense increased $0.6 million and $1.1 million for the three and six months ended June 30, 2002. The increase was due primarily to increased borrowings resulting from NOx compliance capital expenditures.

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

The Company has initiated steps toward compliance with the revised regulations. These steps include installing Selective Catalytic Reduction (SCR) systems at Culley Generating Station Unit 3 (Culley), Warrick Generating Station Unit 4, and A.B. Brown Generating Station Units 1 and 2. SCR systems reduce flue gas NOx emissions to atmospheric nitrogen and water using ammonia in a chemical reaction. This technology is known to be the most effective method of reducing NOx emissions where high removal efficiencies are required.

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002.

The Company has recently filed another proceeding with the IURC to receive approval of additional capital costs and to obtain approval for recovery of future operating costs, including depreciation, related to the SCR's through a rider mechanism. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through June 30, 2002, $41.0 million has been expended. After the equipment is installed and operational, related additional annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley is nearing completion on schedule, and installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

SIGECO believes it performed only maintenance, repair and replacement activities at the Culley Generating Station, as allowed under the Act. Because proper maintenance does not require permits, application of the best available control technology, notice to the USEPA, or compliance with new source performance standards, SIGECO believes that the lawsuit is without merit, and intends to vigorously defend itself. Since the filing of this lawsuit, the USEPA has voluntarily dismissed a majority of the claims brought in its original compliant. In its original complaint, USEPA alleged significant emissions increases of three pollutants for each of four maintenance projects. Currently, USEPA is alleging only significant emission increases of a single pollutant at three of the four maintenance projects cited in the original complaint.

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order.

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

Manufactured Gas Plants

In June of 2002, the Company received a request from the IDEM concerning information on any manufactured gas plant sites which the Company has not enrolled in IDEM's Voluntary Remediation Program, specifically five sites which were owned and/or operated by SIGECO. Preliminary site investigations conducted by SIGECO in the mid-1990's confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment.

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 50% and 49% of total capitalization, including current maturities of long-term debt, at June 30, 2002 and December 31, 2001, respectively.

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

The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required in future years due to significant capital expenditure for NOx compliance equipment.

SIGECO's credit ratings on outstanding secured debt at June 30, 2002 are A-/A1 as rated by Standard and Poor's and Moody's, respectively.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $59.1 million and $35.6 million, for the six months ended June 30, 2002 and 2001, respectively.

Cash flow from operations increased during the six months ended June 30, 2002 compared to 2001 by $23.5 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities

Sources & Uses of Liquidity

SIGECO mainly relies on the short-term borrowing arrangements of VUHI for its short-term working capital needs. The intercompany credit line totals $150 million, but is limited to VUHI's available capacity ($208.8 million at June 30, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program. Borrowings outstanding at June 30, 2002 were $84.0 million. At June 30, 2002, the Company had approximately $5 million of short-term borrowing capacity with third parties to supplement its intercompany borrowing arrangements all of which was available.

Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $325 million commercial paper program, of which $116.2 million is outstanding at June 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2002. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Ratings triggers on VUHI's commercial paper program existing at December 31, 2001, were removed as the facility was renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $19.6 million for the six months ended June 30, 2002 includes $21.9 million in common stock dividends and $0.1 million paid for the redemption of preferred stock offset by $2.5 million of increases in borrowings. This is an increase in cash requirements of $3.7 million over the prior year due primarily due to increased common stock dividends.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures & Other Investment Activities

Cash required for investing activities of $41.0 million for the six months ended June 30, 2002 includes $42.4 million for capital expenditures. Investing activities for the six months ended June 30, 2001 were $20.6 million. The increase is attributable to NOx compliance expenditures and expenditures for the construction of the new 80 megawatt peaking unit.

                           Forward-Looking Information

A "safe harbor" for forward-looking statements is provided by the Private Securities Litigation Reform Act of 1995 (Reform Act of 1995). The Reform Act of 1995 was adopted to encourage such forward-looking statements without the threat of litigation, provided those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause the actual results to differ materially from those projected in the statement. Certain matters described in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements. Such statements are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this filing, the words "believe," "anticipate," "endeavor," "estimate," "expect," "objective," "projection," "forecast," "goal," and similar expressions are intended to identify forward-looking statements. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements included, among others, the following:

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

The Company does engage in limited wholesale power marketing that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing activities manage the utilization of its available electric generating capacity. These operations enter into forward and option contracts that commit the Company to purchase and sell electric power in the future.

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

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to better utilize and optimize the return on these key assets. The contracts entered into are primarily "buy-sell" transactions, short-term in nature, and expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of June 30, 2002, contracts had a net asset value of $0.1 million compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these energy marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Power marketing contracts at June 30, 2002 totaled $9.7 million of prepayments and other current assets and $9.6 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts to $0.1 million at June 30, 2002 from $3.2 million at December 31, 2001 resulted in an unrealized loss of $0.1 million and $3.1 million, respectively, for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2001, the Company's power marketing operations resulted in unrealized losses of $7.9 million and $2.4 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three and six months ended June 30, 2002 was $2.4 million and $3.4 million, respectively, and for the three and six months ended June 30, 2001 was ($4.6) million and $6.8 million, respectively.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and six months ended June 30, 2002, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.1 million and $1.5 million, respectively. For the three and six months ended June 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.6 million and $1.4 million, respectively.

Interest Rate Risk

Interest rate risk is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the Company's 2001 Form 10-K and is therefore not presented herein.

Other Risks

By using forward purchase contracts and derivative financial instruments to manage risk, the Company exposes itself to counter-party credit risk and market risk. The Company manages this exposure to counter-party credit risk by entering into contracts with companies that can be reasonably expected to fully perform under the terms of the contract. Counter-party credit risk is monitored regularly and positions are adjusted appropriately to manage risk. Further, tools such as netting arrangements and requests for collateral are also used to manage credit risk. The Company attempts to manage exposure to market risk associated with commodity contracts and interest rates by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company's customer receivables from gas and electric sales and gas transportation services are primarily derived from a diversified base of residential, commercial, and industrial customers located in Indiana and west central Ohio. The Company manages credit risk associated with its receivables by continually reviewing creditworthiness and requests cash deposits based on that review. Credit risk associated with certain investments is also managed by a review of creditworthiness and receipt of collateral.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal and regulatory proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 6 regarding environmental matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On April 25, 2002, SIGECO filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations, financial position and cash flows for the three and twelve month periods ended March 31, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - First Quarter 2002 Vectren Corporation
                      Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

On May 20, 2002, SIGECO filed an amendment to Current Report on Form 8-K, originally filed on March 26, 2002 with respect to its decision to dismiss Arthur Andersen LLP as the Company's independent auditors effective May 17, 2002. Deloitte & Touche LLP has been selected as the independent auditors for the Company, effective May 17, 2002,
         Item 4. Changes in Registrant's Certifying Accountant.
         Item 7. Exhibits
                   16 - Letter from Arthur Andersen LLP to the Securities and
                        Exchange Commission, dated May 20, 2002.
                   99 - Press release regarding selection of Deloitte & Touche
                        LLP dated May 20, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                SOUTHERN INDIANA GAS
                                                AND ELECTRIC COMPANY
                                                --------------------
                                                     Registrant



        August 14, 2002                         /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                /s/M. Susan Hardwick
                                                ---------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


                                  CERTIFICATION
By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Southern Indiana Gas and Electric Company.


         Signed this 14th day of August, 2002.







/s/ Jerome A. Benkert, Jr.                  /s/ Niel C. Ellerbrook
---------------------------------           ---------------------------------
(Signature of Authorized Officer)           (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                      Niel C. Ellerbrook
---------------------------------           ---------------------------------
(Typed Name)                                (Typed Name)

Executive Vice President and
Chief Financial Officer                     Chairman and Chief Executive Officer
---------------------------------           ------------------------------------
(Title)                                      Title)