Form 10-Q
period 2002-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2002-11-13
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 1-3553


                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                 35-0672570
----------------------------------              -------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock-Without Par Value       15,754,826        November 1, 2002
-------------------------------      ----------        ----------------
            Class                 Number of Shares           Date

As of November 1, 2002, all shares outstanding of the Registrant's classes of common stock were held by Vectren Corporation through its wholly owned subsidiary, Vectren Utility Holdings, Inc.

                                Table of Contents
Item                                                                       Page
Number                                                                    Number
                          Part I. Financial Information

  1   Financial Statements (Unaudited)
        Condensed Balance Sheets.........................................  1-2
        Condensed Statements of Income...................................   3
        Condensed Statements of Cash Flows...............................   4
        Notes to Condensed Unaudited Financial Statements................  5-11
  2   Management's Discussion and Analysis
        of Results of Operations and Financial Condition................. 12-20
  3   Qualitative and Quantitative Disclosures About Market Risk......... 21-22
  4   Controls and Procedures............................................  23

                           Part II. Other Information

  1   Legal Proceedings..................................................  24
  6   Exhibits and Reports on Form 8-K...................................  24
      Signatures.........................................................  25
      Certifications..................................................... 26-28

                                   Definitions
     As discussed in this Form 10-Q, the abbreviations
     AFUDC means allowance for funds used during construction
     APB means Accounting Principles Board
     EITF means Emerging Issues Task Force
     FASB means Financial Accounting Standards Board
     IDEM means Indiana Department of Environmental Management
     IURC means Indiana Utility Regulatory Commission
     MMDth means millions of dekatherms
     MMBTU means millions of British thermal units
     USEPA means United States Environmental Protection Agency
     Throughput means combined gas sales and gas transportation volumes

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                            (Unaudited- In thousands)

                                                     September 30, December 31,
                                                          2002         2001
                                                       -----------  -----------
                  ASSETS

Utility Plant
   Original cost                                       $1,501,560   $1,455,826
   Less:  Accumulated depreciation & amortization         720,662      690,344
                                                       ----------   ----------
        Net utility plant                                 780,898      765,482
                                                       ----------   ----------

Current Assets
    Cash & cash equivalents                                 3,096        2,451
    Accounts receivable-less reserves of $3,590 &
        $3,241, respectively                               49,907       41,227
    Receivables from other Vectren companies                  709       10,065
    Accrued unbilled revenues                              20,152       17,013
    Inventories                                            41,086       38,322
    Recoverable fuel & natural gas costs                   10,173       22,132
    Prepayments & other current assets                     14,972       14,053
                                                       ----------   ----------
        Total current assets                              140,095      145,263
                                                       ----------   ----------

Investments in unconsolidated affiliates                      160          160
Other investments                                           9,873        9,254
Non-utility property-net                                    3,789        4,386
Goodwill-net                                                5,557        5,557
Regulatory assets                                          55,477       41,525
Other assets                                                3,804        1,595
                                                       ----------   ----------
TOTAL ASSETS                                           $  999,653   $  973,222
                                                       ==========   ==========

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                      September 30, December 31,
                                                           2002         2001
                                                      ------------  -----------
         LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
   Common shareholder's equity
      Common stock (no par value)                        $ 78,258     $ 78,258
      Retained earnings                                   268,300      255,464
      Accumulated other comprehensive income                    -           94
                                                         --------     --------
         Total common shareholder's equity                346,558      333,816
                                                         --------     --------

   Cumulative redeemable preferred stock of subsidiary        344          460

   Long-term debt-net of current maturities               290,838      291,702
   Long-term debt due to VUHI                              49,460       49,460
                                                         --------     --------
        Total capitalization                              687,200      675,438
                                                         --------     --------

Commitments & Contingencies (Notes 4-6)

Current Liabilities
    Accounts payable                                       21,860       27,135
    Payables to other Vectren companies                     3,398        3,390
    Accrued liabilities                                    38,609       33,545
    Short-term borrowings                                   3,174          874
    Short-term borrowings due to VUHI                      81,892       80,664
    Current maturities of long-term debt                    1,000            -
                                                         --------     --------
        Total current liabilities                         149,933      145,608
                                                         --------     --------

Deferred Income Taxes & Other Liabilities
    Deferred income taxes                                 119,445      112,746
    Deferred credits & other liabilities                   43,075       39,430
                                                         --------     --------
        Total deferred income taxes & other
          liabilities                                     162,520      152,176
                                                         --------     --------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                 $999,653     $973,222
                                                         ========     ========

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)


                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                            ------------------- ---------------------
                                               2002       2001       2002       2001
                                            --------   --------   --------   --------
OPERATING REVENUES
  Electric revenues                         $189,935   $104,335   $475,659   $287,564
  Gas revenues                                 7,388     11,032     54,619     74,333
                                            --------   --------   --------   --------
     Total operating revenues                197,323    115,367    530,278    361,897
                                            --------   --------   --------   --------
COST OF OPERATING REVENUES
  Fuel for electric generation                22,872     21,011     59,731     56,852
  Purchased electric energy                   92,436     22,565    239,272     69,380
  Cost of gas sold                             2,474      5,926     31,412     51,913
                                            --------   --------   --------   --------
     Total cost of operating revenues        117,782     49,502    330,415    178,145
                                            --------   --------   --------   --------

TOTAL OPERATING MARGIN                        79,541     65,865    199,863    183,752

OPERATING EXPENSES
  Other operating                             24,205     23,659     76,003     72,550
  Merger & integration costs                       -        286          -        588
  Restructuring costs                              -        433          -      4,777
  Depreciation & amortization                 11,370     11,053     33,411     33,190
  Income taxes                                12,681      8,336     26,014     18,043
  Taxes other than income taxes                3,657      3,125      9,975      9,978
                                            --------   --------   --------   --------
      Total operating expenses                51,913     46,892    145,403    139,126
                                            --------   --------   --------   --------

OPERATING INCOME                              27,628     18,973     54,460     44,626

Other income - net                               926        766      9,109      2,553
Interest expense                               5,713      5,047     17,198     15,420
                                            --------   --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              22,841     14,692     46,371     31,759
                                            --------   --------   --------   --------

Cumulative effect of change in accounting
    principle-net of tax                           -          -          -      3,938
                                            --------   --------   --------   --------

NET INCOME                                    22,841     14,692     46,371     35,697
                                            --------   --------   --------   --------

Preferred stock dividends                         15        268         25        748
Loss on extinguishment of preferred stock          -      1,176          -      1,170
                                            --------   --------   --------   --------

NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                      $ 22,826   $ 13,248   $ 46,346   $ 33,779
                                            ========   ========   ========   ========

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)


                                                       Nine Months Ended
                                                          September 30,
                                                      --------------------
                                                         2002        2001
                                                      --------    --------

NET CASH FLOWS FROM OPERATING ACTIVITIES              $ 92,185    $ 61,528
                                                      --------    --------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
   Requirements for:
       Dividends on common stock                       (33,510)    (24,006)
       Redemption of preferred stock                      (116)    (17,676)
       Dividends on preferred stock                        (25)       (748)
   Net change in short-term borrowings, including
     due to VUHI                                         3,528      25,912
                                                      --------    --------
          Net cash flows (required for) financing
            activities                                 (30,123)    (16,518)
                                                      --------    --------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
   Proceeds from sale of investments and assets          1,400       1,119
   Requirements for:
       Capital expenditures                            (61,191)    (44,747)
       Other investments                                (1,626)          -
                                                      --------    --------
          Net cash flows (required for) investing
            activities                                 (61,417)    (43,628)
                                                      --------    --------
Net increase in cash & cash equivalents                    645       1,382
Cash & cash equivalents at beginning of period           2,451       1,613
                                                      --------    --------
Cash & cash equivalents at end of period              $  3,096    $  2,995
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

3.   Impact of Recently Issued Accounting Guidance

EITF 02-03
In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting.

The Company's power marketing operations enter into contracts that are derivatives as defined by SFAS 133, but these operations do not met the definition of energy trading activities based upon the provisions in EITF 98-10. Currently, the Company uses a gross presentation to report the results of these operations. The Company will re-evaluate its portfolio of derivative contracts to determine if any will be required to be reported net in accordance with the provisions of the new consensus.

The consensus relating to the presentation of gains and losses on derivative instruments held for "trading purposes" is effective for financial statements issued for periods beginning after December 15, 2002 and requires the reclassification of all periods presented. For the Company, the consensus is effective beginning January 1, 2003. See Note 7 for additional information on the Company's power marketing operations

SFAS 142
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted the provisions of SFAS 142 as required, on January 1, 2002. SFAS 142 changed the accounting for goodwill from an amortization approach to an impairment-only approach. Thus, amortization of goodwill that is not included as an allowable cost for rate-making purposes ceased upon adoption of the statement. This includes goodwill recorded in past business combinations. Goodwill is to be tested for impairment at a reporting unit level at least annually.

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

The Company has goodwill included in its Gas Utility Services operating segment. The amortization of this goodwill which approximated $0.2 million per year ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

4.   Transactions With Other Vectren Companies

Support Services & Purchases
Vectren and certain subsidiaries of Vectren have provided corporate, general and administrative services to the Company including legal, finance, tax, risk management and human resources. The costs have been allocated to the Company using various allocators, primarily number of employees, number of customers and/or revenues. Management believes that the allocation methodology is reasonable and approximates the costs that would have been incurred had the Company secured those services on a stand-alone basis. For the three months ended September 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $10.9 million and $9.1 million, respectively. For the nine months ended September 30, 2002 and 2001, amounts billed by other wholly owned subsidiaries of Vectren to the Company were $35.2 million and $30.6 million, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which the Company purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2002 and 2001 were $17.3 million and $7.3 million, respectively. Amounts paid for such purchases for the nine months ended September 30, 2002 and 2001 were $45.6 million and $28.2 million, respectively.

Cash Management and Borrowing Arrangements
The Company participates in a centralized cash management program with Vectren, other wholly owned subsidiaries, and banks which permits funding of checks as they are presented.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $325 million commercial paper program, of which $168.5 million is outstanding at September 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at September 30, 2002. These guarantees are full and unconditional and joint and several. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies.


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

On June 5, 2002, the Company filed a new proceeding to update the NOx project cost and to obtain approval of a second rider authorizing ongoing recovery of depreciation and operating costs related to the clean coal technology. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through September 30, 2002, $53.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses would commence in 2004 when the technology becomes operational. On October 22, 2002, the Company filed a settlement agreement with the IURC that has been entered into with the Indiana Office of Utility Consumer Counselor and an industrial intervenor group relating to the ongoing NOx project. The agreement, if approved by the IURC, will authorize additional capital cost investment and recovery on those capital costs, as well as the recovery of future operating costs, including depreciation and purchased emission allowances, through a rider mechanism. A hearing is scheduled for November 15, 2002 to consider the agreement. The settlement establishes a fixed return of 8 percent on the capital investment.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order. Trial is currently set to begin March 31, 2003.

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


7.   Energy Marketing Activities

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of September 30, 2002, contracts had a no net asset value compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these power marketing contracts are derivatives within the scope of SFAS No. 133.

Contracts recorded at market value are recorded as current or noncurrent assets or liabilities in the Condensed Balance Sheets depending on their value and on when the contracts are expected to be settled. Changes in market value, which is a function of the normal decline in fair value as earnings are realized and the fluctuation in fair value resulting from price volatility, are recorded in purchased electric energy in the Condensed Statements of Income. Market value is determined using quoted market prices from independent sources.

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

Power marketing contracts at September 30, 2002 totaled $7.7 million of prepayments and other current assets and $7.7 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. For the three months ended September 30, 2002 and 2001, the change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $0.9 million, respectively. For the nine months ended September 30, 2002 and 2001, the change in the net value of these contracts includes unrealized losses of $3.0 million and $3.3 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three months ended September 30, 2002 and 2001 was $4.6 million and $4.1million, respectively, and for the nine months ended September 30, 2002 and 2001 was $8.0 million and $10.9 million, respectively.

8.   Segment Reporting

The Company had two operating segments during the three and nine months ended September 30, 2002: (1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment provides natural gas distribution and transportation services in southwestern Indiana. The Electric Utility Services segment includes the operations of SIGECO's electric transmission and distribution services, which provides electricity to primarily southwestern Indiana, and SIGECO's power generating and power marketing operations. The following tables provide information about business segments. The Company makes decisions on finance and dividends at the corporate level.

                                          Three Months Ended      Nine Months Ended
                                            September 30,            September 30,
                                        ----------------------   ---------------------
In thousands                               2002         2001        2002        2001
                                        ---------    ---------   ---------   ---------
Operating Revenues
     Electric Utility Services          $ 189,935    $ 104,335   $ 475,659   $ 287,564
     Gas Utility Services                   7,388       11,032      54,619      74,333
                                        ---------    ---------   ---------   ---------
        Total operating revenues        $ 197,323    $ 115,367   $ 530,278   $ 361,897
                                        =========    =========   =========   =========

Net Income Applicable to
 Common Shareholder
     Electric Utility Services          $  23,268    $  11,380   $  43,170   $  31,526
     Gas Utility Services                    (442)       1,868       3,176       2,253
                                        ---------    ---------   ---------   ---------
        Net income applicable to
          common shareholder            $  22,826    $  13,248   $  46,346   $  33,779
                                        =========    =========   =========   =========


                                      September 30, December 31,
In thousands                              2002         2001
                                      -----------   -----------
Identifiable Assets
     Electric Utility Services          $ 842,629    $ 811,248
     Gas Utility Services                 157,024      161,974
                                        ---------    ---------
        Total identifiable assets       $ 999,653    $ 973,222
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

                              Results of Operations


                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                     -------------------   -------------------
In thousands                                            2002       2001       2002       2001
                                                     --------   --------   --------   --------
Net income applicable to common shareholder,
  as reported                                        $ 22,826   $ 13,248   $ 46,346   $ 33,779
   Merger, integration, & other costs-net of tax            -        178          -        365
   Restructuring costs-net of tax                           -        268          -      2,965
   Cumulative effect of change in accounting
     principle-net of tax                                   -          -          -     (3,938)
   Loss on extinguishment of preferred stock                -      1,176          -      1,170
                                                     --------   --------   --------   --------
Net income applicable to common shareholder before
    nonrecurring items                               $ 22,826   $ 14,870   $ 46,346   $ 34,341
                                                     ========   ========   ========   ========

Net Income Applicable to Common Shareholder

For the nine months ended September 30, 2002, net income applicable to common shareholder was $46.3 million compared to $33.8 million for the same period in 2001. In addition to completion of merger and restructuring activities and related costs and the extinguishment of preferred stock, the nine-month period increase of $12.6 million was primarily the result of favorable cooling weather during the second and third quarters, a return to lower gas prices and the related reduction in costs incurred in 2001, and merger synergies. The accrual of carrying costs on the Company's demand side management programs consistent with an existing IURC rate order also contributed. These favorable impacts were offset somewhat by the effects of warm weather during the heating season.

For the three months ended September 30, 2002, net income applicable to common shareholder was $22.8 million compared to $13.2 million for the same period in 2001. Net income applicable to common shareholder increased primarily due to increased margins, partly reflecting favorable cooling weather.

 New Accounting Principles

EITF 02-03

In October 2002, the EITF reached a final consensus in EITF Issue 02-03 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-03) that gains and losses (realized and unrealized) on all derivative instruments within the scope of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) should be shown net in the income statement, whether or not settled physically, if the derivative instruments are held for "trading purposes." The consensus rescinded EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) as well as other decisions reached on energy trading contracts at the EITF's June 2002 meeting.

The Company's power marketing operations enter into contracts that are derivatives as defined by SFAS 133, but these operations do not met the definition of energy trading activities based upon the provisions in EITF 98-10. Currently, the Company uses a gross presentation to report the results of these operations. The Company will re-evaluate its portfolio of derivative contracts to determine if any will be required to be reported net in accordance with the provisions of the new consensus.

The consensus relating to the presentation of gains and losses on derivative instruments held for "trading purposes" is effective for financial statements issued for periods beginning after December 15, 2002 and requires the reclassification of all periods presented. For the Company, the consensus is effective beginning January 1, 2003.

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

The Company has goodwill included in its Gas Utility Services operating segment. The amortization of this goodwill which approximated $0.2 million per year ceased on January 1, 2002. Initial impairment reviews to be performed within six months of adoption of SFAS 142 were completed and resulted in no impairment.

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

Significant Fluctuations

Utility Margin (Operating Revenues Less Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)

Electric Utility Margin
Electric Utility margin for the three and nine months ended September 30, 2002 and 2001 increased $14.0 million, or 23%, and $15.3 million, or 9%, respectively. The increases result primarily from the effect on retail sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 31% warmer for the quarter and 23% warmer for the nine-month period when compared to 2001. For the nine-month period, weather was 22% warmer than normal. In addition to weather, both the quarter and the nine-month period were positively affected by a cash return on NOx compliance expenditures pursuant to a rate recovery rider approved by the IURC in August 2001. The year-to-date period, however, was negatively affected by decreased margin from power marketing activities.

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. While volumes both sold and purchased in the wholesale market have increased during 2002, margins have softened this year as a result of reduced price volatility. As a result of increased activity offset by reduced price volatility, margin from power marketing activities decreased $2.9 million for the year-to-date period. For the quarter, power marketing activities increased margin by $0.5 million.

Gas Utility Margin
Gas Utility margin for the three months ended September 30, 2002 of $4.9 million decreased $0.2 million, or 4%, compared to 2001. The decrease is primarily due to warmer weather.

Gas Utility margin for the nine months ended September 30, 2002 of $23.2 million increased $0.8 million, or 4%, compared to 2001. The increase is primarily due to favorable changes in unaccounted for gas, customer growth, and other adjustments. These increases were offset by weather warmer than the prior year during the heating season and customer conservation. These offsets resulted in an overall 6% decrease in total throughput from 23.7 MMDth in 2001 to 22.3 MMDth in 2002.

Operating Expenses (excluding Cost of Gas Sold, Fuel for Electric Generation, & Purchased Electric Energy)


Other Operating
Other operating expenses for the three months ended September 30, 2002 increased $0.5 million, or 2%, and $3.5 million, or 5% for the nine months ended September 30, 2002 compared to 2001. The 2002 increase results primarily from charges for the use of corporate assets offset by merger synergies and the timing of maintenance expenditures.

Income Tax Expense
Federal and state income taxes increased $4.3 million and $8.0 million for the three and nine months ended September 30, 2002, respectively. The increase results principally from higher pretax earnings.

Taxes Other Than Income Taxes
Taxes other than income taxes increased $0.5 million for the three months ended September 30, 2002 when compared to the prior year period and were comparable for the nine month periods. The increase during the quarter is attributable to greater electric revenues that are subject to gross receipts tax than in the prior period. For the nine-month period, the increase experienced during the quarter was offset by a decrease in gross receipts and excise taxes as a result of lower gas revenues due to lower gas prices.

Other income-net

Other income-net increased $0.2 million and $6.6 million for the three and nine months ended September 30, 2002 as compared to the prior year periods. The increases are attributable to the accrual of $5.2 million in carrying costs for demand side management programs not currently in rates pursuant to an existing IURC rate order and $0.6 million from the sale of excess emission allowances in the second quarter of 2002. The remainder is principally increased AFUDC throughout 2002 due to increased construction in progress balances for the NOx compliance project.

Interest Expense

Interest expense increased $0.7 million and $1.8 million for the three and nine months ended September 30, 2002. The increase was due primarily to increased borrowings from VUHI resulting from NOx compliance capital expenditures.

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

On June 5, 2002, the Company filed a new proceeding to update the NOx project cost and to obtain approval of a second rider authorizing ongoing recovery of depreciation and operating costs related to the clean coal technology. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through September 30, 2002, $53.5 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses would commence in 2004 when the technology becomes operational. On October 22, 2002, the Company filed a settlement agreement with the IURC that has been entered into with the Indiana Office of Utility Consumer Counselor and an industrial intervenor group relating to the ongoing NOx project. The agreement, if approved by the IURC, will authorize additional capital cost investment and recovery on those capital costs, as well as the recovery of future operating costs, including depreciation and purchased emission allowances, through a rider mechanism. A hearing is scheduled for November 15, 2002 to consider the agreement. The settlement establishes a fixed return of 8 percent on the capital investment.

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

The lawsuit seeks fines against SIGECO in the amount of $27,500 per day per violation. However, on July 29, 2002, the Court ruled that USEPA could not seek civil penalties for two of the three remaining projects at issue in the litigation, significantly reducing potential civil penalty exposure. The lawsuit also seeks a court order requiring SIGECO to install the best available emissions technology at the Culley Generating Station. If the USEPA were successful in obtaining an order, SIGECO estimates that in response it could incur capital costs of approximately $20 million to $40 million to comply with the order. Trial is currently set to begin March 31, 2003.

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

                               Financial Condition

The Company's equity capitalization objective is 40-55% of total capitalization. This objective may have varied, and will vary, depending on particular business opportunities and seasonal factors that affect the Company's operation. The Company's equity component was 50% and 49% of total capitalization, including current maturities of long-term debt, at September 30, 2002 and December 31, 2001, respectively.

Short-term cash working capital is required primarily to finance customer accounts receivable, unbilled utility revenues resulting from cycle billing, gas in underground storage, and capital expenditures. The Company expects the majority of its capital expenditures and debt security redemptions to be provided by internally generated funds; however, additional financing may be required in future years due to significant capital expenditures for NOx compliance equipment.

SIGECO's credit ratings on outstanding secured debt at September 30, 2002 are A-/A1 as rated by Standard and Poor's and Moody's, respectively. On August 27, 2002, Moody's Investor Services issued a press release indicating its rating is under review for a possible downgrade. Moody's raised several concerns including the regulatory treatment of the significant NOx environmental expenditures. The Company continues to work with Moody's to address these and other items involving Vectren and other Vectren subsidiaries including the favorable NOx settlement.

Cash Flow From Operations

The Company's primary source of liquidity to fund working capital requirements has been cash generated from operations, which totaled approximately $92.2 million and $61.5 million, for the nine months ended September 30, 2002 and 2001, respectively.

Cash flow from operations increased during the nine months ended September 30, 2002 compared to 2001 by $30.7 million due primarily to favorable changes in working capital accounts due to a return to lower gas prices and increased earnings before non-cash charges.

Financing Activities

Sources & Uses of Liquidity

SIGECO mainly relies on the short-term borrowing arrangements of VUHI for its short-term working capital needs. The intercompany credit line totals $150 million, but is limited to VUHI's available capacity ($156.5 million at September 30, 2002) and is subject to the same terms and conditions as VUHI's commercial paper program. Borrowings outstanding at September 30, 2002 were $81.9 million. At September 30, 2002, the Company had approximately $5 million of short-term borrowing capacity with third parties to supplement its intercompany borrowing arrangements of which $1.8 million was available.

Vectren's three operating utility companies, SIGECO, VEDO, and Indiana Gas are guarantors of VUHI's $325 million commercial paper program, of which $168.5 million is outstanding at September 30, 2002 and VUHI's $350.0 million unsecured senior notes outstanding at September 30, 2002. VUHI has no significant independent assets or operations other than the assets and operations of these operating utility companies. These guarantees are full and unconditional and joint and several. Ratings triggers on VUHI's commercial paper backup facility existing at December 31, 2001, were removed as the facility was renewed during 2002.

Financing Cash Flow
Cash flow required for financing activities of $30.1 million for the nine months ended September 30, 2002 includes $33.5 million in common stock dividends and $0.1 million paid for the redemption of preferred stock offset by $3.5 million of increases in borrowings. In the prior year, the company retired $17.7 million of preferred stock.

Other Financing Transactions
In January 2002, the Company redeemed 1,160 shares of SIGECO's 8.5% preferred stock per its stated terms of $100 per share, plus accrued and unpaid dividends. Prior to the redemption, there were 4,597 shares outstanding.

Capital Expenditures & Other Investment Activities

Cash required for investing activities of $61.4 million for the nine months ended September 30, 2002 includes $61.2 million for capital expenditures. Investing activities for the nine months ended September 30, 2001 were $43.6 million. The increase is attributable to NOx compliance expenditures.

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

The Company does engage in limited wholesale power marketing operations that may expose it to commodity price risk associated with fluctuating electric power prices. The Company's wholesale power marketing operations manage the utilization of its available electric generating capacity. These operations enter into forward and option contracts that commit the Company to purchase and sell electric power in the future.

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

When generation capacity is not needed to serve utility customers, the Company markets available power from its owned generation assets to optimize the return on these key assets. The contracts entered into are primarily short-term purchase and sale contracts that expose the Company to limited market risk. During 2002, the Company has increased its activity in the wholesale market. With the exception of those contracts subject to the normal purchase and sale exclusion, commodity contracts are accounted for at market value. As of September 30, 2002, contracts had no net asset value compared to a net asset value of $3.2 million at December 31, 2001. The Company has determined these power marketing contracts are derivatives within the scope of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Power marketing contracts at September 30, 2002 totaled $7.7 million of prepayments and other current assets and $7.7 million of accrued liabilities, compared to $5.2 million of prepayments and other current assets and $2.0 million of accrued liabilities at December 31, 2001. The change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $3.0 million, respectively, for the three and nine months ended September 30, 2002. For the three months ended September 30, 2002 and 2001, the change in the net value of these contracts includes an unrealized gain of $0.2 million and an unrealized loss of $0.9 million, respectively. For the nine months ended September 30, 2002 and 2001, the change in the net value of these contracts includes unrealized losses of $3.0 million and $3.3 million, respectively. Including these unrealized changes in fair value, overall margin (revenue net of purchased power) from power marketing operations for the three months ended September 30, 2002 and 2001 was $4.6 million and $4.1 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $8.0 million and $10.9 million, respectively.

Market risk is measured by management as the potential impact on pre-tax earnings resulting from a 10% adverse change in the forward price of commodity prices on market sensitive financial instruments (all contracts not expected to be settled by physical receipt or delivery). For the three and nine months ended September 30, 2002, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.0 million and $1.4 million, respectively. For the three and nine months ended September 30, 2001, a 10% adverse change in the forward prices of electricity on market sensitive financial instruments would have decreased pre-tax earnings by approximately $0.6 million and $2.0 million, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Within 90 days prior to the filing of the report, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness or the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on timely basis material information relating to the Company required to be disclosed by the Company in its Exchange Act reports.

Disclosure controls and procedures, as defined by the Securities Exchange Act of 1934 in Rules 13a-14(c) and 15d-14(c), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control
Since the evaluation of disclosure controls and procedures, there have been no significant changes to the Company's internal control structure or significant changes in other factors that could significantly affect the Company's internal control environment. No material weaknesses or other significant deficiencies in the design of internal control were noted by the Company during the most recent disclosure control and procedure evaluation and through the filing of this Form 10-Q.

Internal control, as defined in American Institute of Certified Public Accountants Codification of Statements on Auditing Standards (AU ss.319), is a process, effected by an entity's board of directors, management, and other personnel, designed to provide reasonable assurance regarding the achievement of objectives in the following categories: (a) reliability of financial reporting,
(b) effectiveness and efficiency of operations and (c) compliance with applicable laws and regulations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On July 23, 2002, SIGECO filed a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding Vectren's results of operations for the three, six, and twelve month periods ended June 30, 2002. The financial information was released to the public through this filing.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Second Quarter 2002 Vectren Corporation
                    Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                   -----------------------------------------
                                                  Registrant



        November 13, 2002                       /s/Jerome A. Benkert, Jr.
                                                -------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                /s/M. Susan Hardwick
                                                -----------------------------
                                                M. Susan Hardwick
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Niel C. Ellerbrook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Indiana Gas and Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                          /s/ Niel C. Ellerbrook
                                           ---------------------------------
                                           Niel C. Ellerbrook
                                           Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jerome A. Benkert, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Indiana Gas and Electric Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                           /s/ Jerome A. Benkert, Jr.
                                          ------------------------------------
                                          Jerome A. Benkert, Jr.
                                          Executive Vice President and
                                          Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

         Signed this 13th day of November 2002.







/s/ Jerome A. Benkert, Jr.                /s/ Niel C. Ellerbrook
---------------------------------        -------------------------------------
(Signature of Authorized Officer)         (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                    Niel C. Ellerbrook
---------------------------------        -------------------------------------
(Typed Name)                               (Typed Name)

Executive Vice President and
Chief Financial Officer                   Chairman and Chief Executive Officer
---------------------------------        -------------------------------------
(Title)                                     (Title)