Form 10-Q
period 2003-03-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2003-05-15
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-3553

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   INDIANA                                     35-0672570
----------------------------------------------            -------------------
 (State or other jurisdiction of incorporation            (IRS Employer
     or organization)                                      Identification No.)


                 20 N.W. 4th Street, Evansville, Indiana, 47708
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  812-491-4000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock- Without Par Value        20,785,007             May 1, 2003
  -------------------------------        ----------             -----------
               Class                  Number of Shares              Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

                                Table of Contents

Item                                                                  Page
Number                                                                Number
               PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Southern Indiana Gas and Electric Company
        Condensed Balance Sheets                                       1-2
        Condensed Statements of Income                                  3
        Condensed Statements of Cash Flows                              4
       Notes to Unaudited Condensed Financial Statements               5-10
  2    Management's Discussion and Analysis of Results
        of Operations and Financial Condition (A)                     11-14
  3    Quantitative and Qualitative Disclosures About
         Market Risk (A)                                                15
  4    Controls and Procedures                                          15

               PART II. OTHER INFORMATION
  1    Legal Proceedings                                                15
  6    Exhibits and Reports on Form 8-K                                 16
       Signatures                                                       17
       Certifications                                                 18-20

(A) Omitted or amended as the Registrant is a wholly-owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

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
                                                     Relations
                                                   sschein@vectren.com

                                   Definitions
AFUDC: allowance for funds used       MMBTU:  millions of British thermal units
   during construction
APB:  Accounting Principles Board     MW:  megawatts

EITF:  Emerging Issues Task Force     MWh / GWh:  megawatt hours / millions of
                                         megawatt hours (gigawatt hours)

FASB:  Financial Accounting           NOx:  nitrogen oxide
   Standards Board
FERC:  Federal Energy Regulatory     OUCC:  Indiana Office of the Utility
   Commission                            Consumer Counselor
IDEM:  Indiana Department of         SFAS:  Statement of Financial Accounting
   Environmental Management              Standards
IURC:  Indiana Utility Regulatory    USEPA:  United States Environmental
   Commission                            Protection Agency
MCF / BCF:  millions / billions      Throughput:  combined gas sales and gas
   of cubic feet                         transportation volumes
MDth / MMDth: thousands /millions
of dekatherms

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                     March 31,      December 31,
                                                       2003            2002
--------------------------------------------------------------------------------
                    ASSETS
Utility Plant
  Original cost                                     $ 1,554,909     $ 1,526,094
  Less:  Accumulated depreciation & amortization        739,856         728,768
--------------------------------------------------------------------------------
      Net utility plant                                 815,053         797,326
--------------------------------------------------------------------------------
Current Assets
  Cash & cash equivalents                                 5,699           2,145
  Accounts receivable-less reserves of $1,882 &
     $3,662, respectively                                55,581          50,454
  Receivables from other Vectren companies                   11          18,015
  Accrued unbilled revenues                              23,014          33,027
  Inventories                                            34,401          39,653
  Recoverable fuel & natural gas costs                    7,118           9,615
  Prepayments & other current assets                      6,752           5,926
--------------------------------------------------------------------------------
      Total current assets                              132,576         158,835
--------------------------------------------------------------------------------

Investments in unconsolidated affiliates                    150             150
Other investments                                         9,921          10,019
Non-utility property-net                                  3,545           3,568
Goodwill-net                                              5,557           5,557
Regulatory assets                                        51,330          49,859
Other assets                                                419             344
--------------------------------------------------------------------------------
TOTAL ASSETS                                        $ 1,018,551     $ 1,025,658
================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                      March 31,     December 31,
                                                        2003           2002
-------------------------------------------------------------------------------
          LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
      Common stock (no par value)                   $   103,258     $   103,258
      Retained earnings                                 272,643         270,181
-------------------------------------------------------------------------------
          Total common shareholder's equity             375,901         373,439
-------------------------------------------------------------------------------
  Cumulative redeemable preferred stock                     228             344

  Long-term debt-net of current maturities & debt
     subject to tender                                  290,918         264,238
  Long-term debt due to VUHI                             86,574          86,574
-------------------------------------------------------------------------------
          Total capitalization                          753,621         724,595
-------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 6, & 7)

Current Liabilities
  Accounts payable                                       16,648          25,215
  Accounts payable to affiliated companies                7,747          10,013
  Payables to other Vectren companies                     3,148          14,677
  Accrued liabilities                                    49,276          31,247
  Short-term borrowings                                   3,274               -
  Short-term borrowings due to VUHI                      29,441          39,419
  Long-term debt subject to tender                            -          26,640
  Current maturities of long-term debt                    1,000           1,000
-------------------------------------------------------------------------------
      Total current liabilities                         110,534         148,211
-------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                 113,762         112,004
  Deferred credits & other liabilities                   40,634          40,848
-------------------------------------------------------------------------------
      Total deferred income taxes & other
         liabilities                                    154,396         152,852
-------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY            $ 1,018,551     $ 1,025,658
===============================================================================


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                                  Three Months Ended March 31,
------------------------------------------------------------------------------
                                                         2003         2002
------------------------------------------------------------------------------
                                                                   As Restated,
                                                                   See Note 3
                                                                   -----------
OPERATING REVENUES
    Electric revenues                                  $ 119,376    $ 126,801
    Gas revenues                                          51,866       29,606
------------------------------------------------------------------------------
        Total operating revenues                         171,242      156,407
------------------------------------------------------------------------------
COST OF OPERATING REVENUES
    Fuel for electric generation                          20,769       17,791
    Purchased electric energy                             40,398       59,749
    Cost of gas sold                                      41,750       17,660
------------------------------------------------------------------------------
        Total cost of operating revenues                 102,917       95,200
------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                                    68,325       61,207

OPERATING EXPENSES
    Other operating                                       25,957       24,560
    Depreciation & amortization                           11,576       10,983
    Income taxes                                           9,622        6,507
    Taxes other than income taxes                          3,287        3,418
------------------------------------------------------------------------------
        Total operating expenses                          50,442       45,468
------------------------------------------------------------------------------
OPERATING INCOME                                          17,883       15,739

Other income - net                                         1,634        1,459
Interest expense                                           6,127        5,756
------------------------------------------------------------------------------
NET INCOME                                                13,390       11,442

Preferred stock dividends                                      9            7
------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                                  $ 13,381     $ 11,435
==============================================================================


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)


                                                   Three Months Ended March 31,
-------------------------------------------------------------------------------
                                                        2003            2002
-------------------------------------------------------------------------------
                                                                    As Restated,
                                                                     See Note 3
-------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES              $ 50,198        $ 34,738
-------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
  Requirements for:
     Dividends on common stock                         (10,919)        (10,310)
     Redemption of preferred stock                        (116)           (116)
     Dividends on preferred stock                           (9)             (7)
  Net change in short-term borrowings,
       including due to VUHI                            (6,704)         (9,728)
-------------------------------------------------------------------------------
         Net cash flows (required for)
            financing activities                       (17,748)        (20,161)
-------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
     Capital expenditures                              (28,896)        (14,295)
-------------------------------------------------------------------------------
         Net cash flows (required for) investing
             activities                                (28,896)        (14,295)
-------------------------------------------------------------------------------
Net increase in cash & cash equivalents                  3,554             282
Cash & cash equivalents at beginning of period           2,145           1,556
-------------------------------------------------------------------------------
Cash & cash equivalents at end of period              $  5,699        $  1,838
===============================================================================


The accompanying notes are an integral part of these condensed financial statements.

             VECTREN UTILITY HOLDINGS, INC. AND SUBSIDIARY COMPANIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2002, filed on Form 10-K. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the 2002 quarterly financial statements, management determined that previously issued financial statements should be restated. As a result, the Company has restated its financial statements for the three months ended March 31, 2002 for various reconciliation errors and other errors related primarily to the recording of estimates. These errors were not significant, either individually or in the aggregate, and increased previously reported earnings by approximately $0.3 million after tax.

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended March 31, 2002.

                                           As Reported  Adjustments  As Restated
--------------------------------------------------------------------------------
OPERATING REVENUES
   Electric revenues                        $ 126,801       $   -     $ 126,801
   Gas revenues                                29,606           -        29,606
-------------------------------------------------------------------------------
       Total operating revenues               156,407           -       156,407
-------------------------------------------------------------------------------
COST OF OPERATING REVENUES
   Fuel for electric generation                17,791           -        17,791
   Purchased electric energy                   59,823         (74)       59,749
   Cost of gas sold                            17,544         116        17,660
-------------------------------------------------------------------------------
       Total cost of operating revenues        95,158          42        95,200
-------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                         61,249         (42)       61,207

OPERATING EXPENSES
   Other operating                             24,693        (133)       24,560
   Depreciation & amortization                 10,983           -        10,983
   Income taxes                                 6,325         182         6,507
   Taxes other than income taxes                3,418           -         3,418
-------------------------------------------------------------------------------
       Total operating expenses                45,419          49        45,468
-------------------------------------------------------------------------------
OPERATING INCOME                               15,830         (91)       15,739

Other income - net                              1,070         389         1,459
Interest expense                                5,756           -         5,756
-------------------------------------------------------------------------------
NET INCOME                                     11,144         298        11,442

Preferred stock dividends                           7           -             7
-------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                     $  11,137       $ 298     $  11,435
===============================================================================

4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. SIGECO received corporate allocations totaling $11.2 million and $12.6 million for the three months ended March 31, 2003 and 2002, respectively.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended March 31, 2003 and 2002, totaled $19.2 million and $13.2 million, respectively.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $475.0 million in short-term credit facilities, of which approximately $312.6 million is outstanding at March 31, 2003 and VUHI's $350.0 million unsecured senior notes outstanding at March 31, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

Stock-Based Incentive Plans
SIGECO does not have stock-based compensation plans separate from Vectren. An insignificant number of SIGECO's employees participate in Vectren's stock-based compensation plans.

5.   Transactions with ProLiance Energy, LLC

ProLiance Energy, LLC (ProLiance), a nonregulated energy marketing affiliate of Vectren and Citizens Gas and Coke Utility (Citizens Gas), provides natural gas and related services to Indiana Gas, the Ohio operations, Citizens Gas and others. ProLiance also began providing service to SIGECO and Vectren Retail, LLC (Vectren's retail gas marketer) in 2002. ProLiance's primary businesses include gas marketing, gas portfolio optimization, and other portfolio and energy management services.

Purchases from ProLiance for resale and for injections into storage for the three months ended March 31, 2003 and 2002 totaled $29.9 million and zero, respectively. Amounts owed to ProLiance at March 31, 2003 and December 31, 2002 for those purchases were $7.7 million and $10.0 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.   Legal Proceedings

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding environmental matters.

7.   Environmental Matters

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

On August 28, 2001, the IURC issued an order that (1) approved the Company's proposed project to achieve environmental compliance by investing in clean coal technology, (2) approved the Company's initial cost estimate of $198 million for the construction, subject to periodic review of the actual costs incurred, and
(3) approved a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months a return on its capital costs for the project, at its overall cost of capital, including a return on equity. The first rider adjustment for ongoing cost recovery was approved by the IURC on February 6, 2002. Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost ranges from $240 million to $250 million and is expected to be expended during the 2001-2006 period. Through March 31, 2003, $80.8 million has been expended.

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

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCRs is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit is pending in the U.S. District Court for the Southern District of Indiana. The USEPA alleges that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleges that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3.

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

Manufactured Gas Plants
In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program. In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have recently been initiated by the Company to confirm that the sites continue to pose no such risk.

8.   Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $125 million of accumulated depreciation as presented in the condensed balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter of 2003 for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

9.   Segment Reporting

The Company has two operating segments: (1) Gas Utility Services and (2) Electric Utility Services. The Gas Utility Services segment includes the operations of the Company's natural gas distribution business and provides natural gas distribution and transportation services in southwest Indiana. The Electric Utility Services segment includes the operations of the Company's power generating and marketing operations, and electric transmission and distribution services, which provides electricity to primarily southwestern Indiana. Following is detailed information about the Company's operating segments. The Company uses pre-tax operating income as the measure of profitability for its segments.

                                           Three Months Ended March 31,
                                          ------------------------------
In thousands                                   2003             2002
------------------------------------------------------------------------
Operating Revenues
    Electric Utility Services                $ 119,376        $ 126,801
    Gas Utility Services                        51,866           29,606
------------------------------------------------------------------------
       Total Operating Revenues              $ 171,242        $ 156,407
========================================================================

Pre-Tax Operating Income
    Electric Utility Services                 $ 23,897         $ 16,401
    Gas Utility Services                         3,608            5,845
------------------------------------------------------------------------
       Total Pre-Tax Operating Income         $ 27,505         $ 22,246
========================================================================

                                             March 31,       December 31,
In thousands                                   2003             2002
------------------------------------------------------------------------
Total Assets

    Electric Utility Services                $ 878,463        $ 856,516
    Gas Utility Services                       140,088          169,142
------------------------------------------------------------------------
       Total Assets                         $1,018,551       $1,025,658
========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to General Instructions H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of increasing net income for the three months ended March 31, 2002 by $0.3 million after tax. Note 3 to the condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

Net Income Applicable to Common Shareholder

Net income applicable to common shareholder was $13.4 million for the three months ended March 31, 2003 compared to $11.4 million for the same period in 2002. The increase in net income results primarily from the effects of colder weather and increased margins in wholesale operations. These increases were offset somewhat by the effect of higher gas costs that increased operating expenses, such as uncollectible accounts expense.

Margin

Electric Utility Margin

Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                    Three Months Ended March 31,
----------------------------------------------------------------
In millions                                  2003          2002
----------------------------------------------------------------
Retail & firm wholesale                    $ 50.1        $ 48.2
Non-firm wholesale                            8.1           1.1
----------------------------------------------------------------
    Total electric margin                  $ 58.2        $ 49.3
================================================================
Non-firm wholesale margin:
Realized margin                             $ 7.2         $ 4.0
Mark-to-market gains (losses)                 0.9          (2.9)


Electric utility margin for the three months ended March 31, 2002 increased $8.9 million, or 18%, compared to 2002 primarily due to the effect of price volatility in the wholesale power market. Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. In 2003, volumes sold into the wholesale market were 1.45 GWh compared to 2.47 GWh in 2002. Volumes purchased from the wholesale market, some of which were utilized to serve retail and firm wholesale customers, were 1.26 GWh in 2003 compared to
2.34 GWh in 2002. While volumes both sold and purchased in the wholesale market have decreased during 2003, margins increased $7.0 million compared to 2002 a result of increased capacity and price volatility.

The effect of colder weather on electric heating sales was the primary factor for the $1.9 million increase in electric margin from retail and firm wholesale customers. As result of the colder weather, volumes sold to retail and firm wholesale customers increased 2% from 1.40 GWh in 2002 to 1.42 GWh in 2003.

Gas Utility Margin

Gas utility margin for the three months ended March 31, 2003, decreased $1.8 million, or 15%, compared to 2002. The decrease is primarily due to changes in unbilled revenue, the recording of unaccounted for gas, and reduced consumption per degree day per customer, all of which decreased margin by approximately $2.8 million. Management estimates that weather 20% colder than the prior year and 8% colder than normal increased margin by approximately $1.0 million. The total average cost per dekatherm of gas purchased for the three months ended March 31, 2003, was $6.06 compared to $4.62 for the same period in 2002.

Operating Expenses

Other Operating

Other operating expenses increased $1.4 million for the three months ended March 31, 2003 compared to the prior year. The increase results principally from increased uncollectible accounts expense and timing of maintenance expenditures. Uncollectible accounts expense increased by $0.3 million due primarily to higher gas costs.

Depreciation & Amortization

Depreciation and amortization increased $0.6 million for the three months ended March 31, 2003 compared to the prior year. The increase results from depreciation of additions to utility plant.

Income Tax

Federal and state income taxes increased $3.1 million for the three months ended March 31, 2003, when compared to the prior year. The increase results principally from higher pre-tax earnings. The effective tax rate increased from 36.3% in 2002 to 41.8% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

Interest Expense

Interest expense increased $0.4 million for the three months ended March 31, 2003, when compared to the prior year. The increase results from increased debt outstanding which is due primarily to increased working capital requirements resulting from the higher gas prices and NOx expenditures.

                  Impact of Recently Issued Accounting Guidance

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

The Company records a net cost of removal to its utility plant through normal depreciation rates. As of March 31, 2003 and December 31, 2002 such removal costs approximated $125 million of accumulated depreciation as presented in the condensed balance sheets based upon the Company's latest depreciation studies.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments, including certain derivative instruments embedded in other contracts, and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to the Company's third quarter of 2003 for variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.


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

o Regulatory factors such as unanticipated changes in rate-setting policies or procedures, recovery of investments and costs made under traditional regulation, and the frequency and timing of rate increases.

o Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board; the Securities and Exchange Commission; the Federal Energy Regulatory Commission; state public utility commissions; state entities which regulate electric and natural gas transmission and distribution, natural gas gathering and processing, electric power supply; and similar entities with regulatory oversight.

o Economic conditions including the effects of an economic downturn, inflation rates, and monetary fluctuations.

o Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, interest rate, and warranty risks.

o Direct or indirect effects on our business, financial condition or liquidity resulting from a change in credit ratings, changes in interest rates, and/or changes in market perceptions of the utility industry and other energy-related industries.

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

Pursuant to General Instructions H(2)(c) of Form 10-Q, the following is intentionally omitted.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 of its unaudited condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On January 31, 2003, The Company filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's preliminary financial information to the investment community regarding the Company's results of operations, for the three and twelve month periods ended December 31, 2002.
         Item 5.  Other Events
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Reports Preliminary 2002 Results
               99.2 - 2002 Selected Financial Data and Effects of Restatement
               99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform
                      Act of 1995

On March 14, 2003, The Company filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's financial information to the investment community regarding the Company's results of operations, financial position and cash flows for the three and twelve month periods ended December 31, 2002.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Reports Final 2002 Earnings
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                      Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SOUTHERN INDIANA GAS AND
                                                ELECTRIC COMPANY
                                                --------------------------
                                                Registrant




        May 15, 2003                            /s/Jerome A. Benkert, Jr.
                                                --------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/M. Susan Hardwick
                                                ---------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Niel C. Ellerbrook, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Indiana Gas & Electric Company;

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

Date: May 15, 2003

                                       /s/ Niel C. Ellerbrook
                                       -----------------------------
                                       Niel C. Ellerbrook
                                       Chairman & Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Jerome A. Benkert, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southern Indiana Gas & Electric Company;

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

Date: May 15, 2003

                                            /s/ Jerome A. Benkert, Jr.
                                            -----------------------------
                                            Jerome A. Benkert, Jr.
                                            Executive Vice President &
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                  CERTIFICATION
By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Southern Indiana Gas & Electric Company.

Signed this 15th day of May, 2003.







/s/ Jerome A. Benkert, Jr.               /s/ Niel C. Ellerbrook
-----------------------------------      ------------------------------------
(Signature of Authorized Officer)       (Signature of Authorized Officer)

Jerome A. Benkert, Jr.                   Niel C. Ellerbrook
-----------------------------------      ------------------------------------
(Typed Name)                             (Typed Name)

Executive Vice President &
Chief Financial Officer                  Chairman & Chief Executive Officer
----------------------------------       ------------------------------------
(Title)                                  (Title)