Form 10-K/A
period 2002-12-31
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2003-06-18
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number:  1-3553

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
 -----------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

              INDIANA                                         35-0672570
---------------------------------                        --------------------
 (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                         Identification No.)

    20 N.W. Fourth Street, Evansville, Indiana                  47708
-----------------------------------------------               ----------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 812-491-4000


Securities registered pursuant to Section 12(b) of the Act:


    Title of each class             Name of each exchange on which registered
-----------------------             -----------------------------------------
          None                                     None


Securities registered pursuant to Section 12(g) of the Act:

    Title of each class             Name of each exchange on which registered
-----------------------             ------------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock- Without Par Value         20,785,007         March 15, 2003
   -------------------------------         ----------         --------------
                Class                   Number of Shares           Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing with the reduced disclosure format contemplated thereby.

                                   Definitions

AFUDC: allowance for funds used         Mva:  megavolt amperes
        during construction
APB:   Accounting Principles Board      MW:   megawatts
EITF:  Emerging Issues Task Force       GWh:  millions of megawatt hours
                                              (gigawatt hour)
FASB:  Financial Accounting             NOx:  nitrogen oxide
       Standards Board
IURC:  Indiana Utility Regulatory       OUCC:  Indiana Office of the Utility
       Commission                              Consumer Counselor
MCF / BCF:  millions / billions of      SFAS:  Statement of Financial
          cubic feet                            Accounting Standards
MMDth: millions of dekatherms           USEPA:  United States Environmental
                                                Protection Agency
MMBTU:  millions of British             Throughput:  combined gas sales and gas
         thermal units                              transportation volumes

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                                     Part I

   1   Business (A) .......................................................1
   2   Properties .........................................................1
   3   Legal Proceedings...................................................2
   4   Submission of Matters to Vote of Security Holders (A)...............2

                                     Part II

   5   Market for the Company's Common Equity and Related
           Stockholder Matters ............................................2
   6   Selected Financial Data (A).........................................3
   7   Management's Discussion and Analysis of Results of
           Operations and Financial Condition (A)..........................3
   7A  Qualitative and Quantitative Disclosures About
           Market Risk....................................................12
   8   Financial Statements and Supplementary Data................. ......14
   9   Change in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................45

                                    Part III

  10   Directors and Executive Officers of the Registrant (A).............45
  11   Executive Compensation (A).........................................45
  12   Security Ownership of Certain Beneficial Owners
           and Management and Related
       Stockholder Matters. (A)...........................................45.
  13   Certain Relationships and Related Transactions (A).................45

                                     Part IV

  14   Controls and Procedures............................................46
  15   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K............................................46
       Signatures.........................................................49

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

                              Access to Information

Vectren Corporation makes available all SEC filings and recent annual reports free of charge, including those of its wholly owned subsidiaries, through its website at www.vectren.com, or by request, directed to Investor Relations at the mailing address, phone number, or email address that follows:

Mailing Address:          Phone Number:      Investor Relations Contact:
P.O. Box 209              (812) 491-4000     Steven M. Schein
Evansville, Indiana                          Vice President, Investor Relations
47702-0209                                   Sschein@vectren.com

                               Explanatory Note

This Amendment No. 1 to Form 10-K filed on Form 10-K/A for the year ended December 31, 2002, is being filed to clarify various disclosures in the Results of Operations section of Item 7 of Part II and the Consolidated Statements of Cash Flows and Notes 7 and 10 to the Consolidated Financial Statements of Item 8 of Part II. All information contained herein is as of February 26, 2003, and does not reflect any events or changes in information that may have occurred subsequent to February 26, 2003. For a discussion of events and developments relating to periods subsequent to February 26, 2003, see the Company's reports filed with the Securities and Exchange Commission for such subsequent periods, including the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

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

The narrative description of the business, competition and personnel sections were intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

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

SIGECO's transmission system consists of 829 circuit miles of 138,000 and 69,000 volt lines. The transmission system also includes 27 substations with an installed capacity of 4,221.2 megavolt amperes (Mva). The electric distribution system includes 3,212 pole miles of lower voltage overhead lines and 275 trench miles of conduit containing 1,541 miles of underground distribution cable. The distribution system also includes 95 distribution substations with an installed capacity of 1,939.5 Mva and 51,030 distribution transformers with an installed capacity of 2,352.3 Mva.

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

ITEM 4.  Submission of Matters to Vote of Security Holders

Intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

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

ITEM 6.  SELECTED FINANCIAL DATA

Intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

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

In 2001, net income applicable to common shareholder was $40.7 million. Net income applicable to common shareholder increased $1.3 million due primarily to lower nonrecurring items incurred in 2001 compared to 2000. Nonrecurring merger and integration costs in 2000 totaled $11.0 million after tax. Before nonrecurring items, net income applicable to common shareholder decreased $5.7 million primarily due to extraordinarily high gas costs early in 2001 that unfavorably impacted margins and operating costs including uncollectible accounts expense and interest; heating weather that was 10% warmer than the prior year; and decreased margin from firm and non-firm wholesale customers, reflecting a weakened national economy.

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

Significant Fluctuations

Utility Margin

Electric Utility Margin
Electric Utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                                    Year ended December 31,
-----------------------------------------------------------------------------
In millions                                 2002         2001           2000
-----------------------------------------------------------------------------

Retail & firm wholesale                   $ 215.3      $ 200.0        $ 201.2
Non-firm wholesale                           14.9         19.9           21.1

-----------------------------------------------------------------------------
Total margin                              $ 230.2      $ 219.9        $ 222.3
=============================================================================

Non-firm wholesale margin:
Realized margin                            $ 18.5       $ 18.4         $ 21.1
Mark-to-market gains (losses)                (3.6)         1.5              -

Electric Utility margin for the year ended December 31, 2002 increased $10.3 million, or 5%, when compared to 2001. The increases result primarily from the effect on retail sales of cooling weather considerably warmer than the prior year. Weather in 2002 was 27% warmer when compared to 2001 and 23% warmer than normal. In addition to weather, 2002 was positively affected by increased industrial and firm wholesale volumes and a cash return on NOx compliance expenditures as the expenditures are made pursuant to a rate recovery rider approved by the IURC in August 2001. As a result of warmer weather and increased volumes sold, retail and firm wholesale volumes sold increased from 5.8 GWh in 2001 to 6.2 GWh in 2002. Volumes sold in 2000 were 5.9 GWh. It is estimated that of the increase in electric utility margin weather contributed $7 million, and the increased industrial and firm wholesale volumes volumes and NOx recovery rider contributed $8 million. The current year increase in margin from retail sales was partially offset by $5 million in lower margins earned in the wholesale energy market.

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

Operating Expenses

Other Operating
Other operating expenses decreased $4.1 million for the year ended December 31, 2002 when compared to 2001. The decrease results primarily from insurance recovery in 2002 of $2.8 million in maintenance costs incurred in 2001, and a return to lower gas pricesand the related reduction in costs incurred in 2001. Specific expenses affected by increased gas costs in 2001 were uncollectible accounts expense and contributions to low income heating assistance programs.

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


/S/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 26, 2003

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                 (In thousands)

                                                     December 31,  December 31,
                                                         2002          2001
------------------------------------------------     ------------  ------------
                                                                   (As Restated,
                     ASSETS                                         See Note 3)

Utility Plant
  Original cost                                      $ 1,526,094   $ 1,456,805
  Less:  Accumulated depreciation & amortization         728,768       690,344
-------------------------------------------------------------------------------
       Net utility plant                                 797,326       766,461
-------------------------------------------------------------------------------
Current Assets
   Cash & cash equivalents                                 2,145         1,556
   Accounts receivable-less reserves of $3,662 &
       $3,188, respectively                               50,454        41,811
   Receivables from other Vectren companies               18,015        19,625
   Accrued unbilled revenues                              33,027        17,013
   Inventories                                            39,653        37,633
   Recoverable fuel & natural gas costs                    9,615        22,206
   Prepayments & other current assets                      5,926         6,238
-------------------------------------------------------------------------------
       Total current assets                              158,835       146,082
-------------------------------------------------------------------------------
Investments in unconsolidated affiliates                     150           160
Other investments                                         10,019         9,242
Non-utility property-net                                   3,568         4,386
Goodwill-net                                               5,557         5,557
Regulatory assets                                         49,859        47,465
Other assets                                                 344           539
-------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 1,025,658     $ 979,892
===============================================================================

The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                                 BALANCE SHEETS
                                 (In thousands)

                                                December 31,       December 31,
                                                    2002               2001
-------------------------------------------     ------------      ------------
                                                                  (As Restated,
        LIABILITIES & SHAREHOLDER'S EQUITY                         See Note 3)

Capitalization
  Common shareholder's equity
     Common stock (no par value)                $ 103,258           $ 78,258
     Retained earnings                            270,181            255,942
------------------------------------------------------------------------------
         Total common shareholder's equity        373,439            334,200
------------------------------------------------------------------------------
  Cumulative redeemable preferred stock               344                460

  Long-term debt-net of current maturities
     & debt subject to tender                     264,238            291,702
  Long-term debt due to VUHI                       86,574             49,460
------------------------------------------------------------------------------
         Total capitalization                     724,595            675,822
------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4-6)

Current Liabilities
  Accounts payable                                 25,215             27,293
  Accounts payable to affiliated companies         10,013                  -
  Payables to other Vectren companies              15,211              9,924
  Accrued liabilities                              30,713             30,677
  Short-term borrowings                                 -                874
  Short-term borrowings due to VUHI                39,419             80,664
  Long-term debt subject to tender                 26,640                  -
  Current maturities of long-term debt              1,000                  -
------------------------------------------------------------------------------
     Total current liabilities                    148,211            149,432
------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                           112,004            115,523
  Deferred credits & other liabilities             40,848             39,115
------------------------------------------------------------------------------
     Total deferred income taxes & other
        liabilities                               152,852            154,638
------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY      $ 1,025,658          $ 979,892
==============================================================================


The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                              STATEMENTS OF INCOME
                                 (In thousands)

                                                 Year Ended December 31,
---------------------------------------------------------------------------
                                           2002       2001        2000
---------------------------------------------------------------------------
OPERATING REVENUES                                (As Restated, See Note 3)
                                                  -------------------------
    Electric revenues                    $608,116   $381,233    $334,428
    Gas revenues                           85,461     98,580     109,142
---------------------------------------------------------------------------
       Total operating revenues           693,577    479,813     443,570
---------------------------------------------------------------------------
COST OF OPERATING REVENUES
    Fuel for electric generation           81,619     74,401      75,699
    Purchased electric energy             296,267     86,928      36,394
    Cost of gas sold                       53,100     72,713      78,903
---------------------------------------------------------------------------
       Total cost of operating revenues   430,986    234,042     190,996
---------------------------------------------------------------------------

TOTAL OPERATING MARGIN                    262,591    245,771     252,574

OPERATING EXPENSES
    Other operating                        97,362    104,535     102,002
    Merger & integration costs                  -        588      14,072
    Restructuring costs                         -      5,825           -
    Depreciation & amortization            45,098     43,287      43,214
    Income taxes                           30,637     21,648      24,425
    Taxes other than income taxes          11,760     13,090      13,259
---------------------------------------------------------------------------
       Total operating expenses           184,857    188,973     196,972
---------------------------------------------------------------------------
OPERATING INCOME                           77,734     56,798      55,602

Other income - net                          4,794      5,629       4,674
Interest expense                           23,168     20,924      19,893
---------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE           59,360     41,503      40,383
---------------------------------------------------------------------------
Cumulative effect of change in
accounting principle-net of tax                 -      1,107           -
---------------------------------------------------------------------------
NET INCOME                                 59,360     42,610      40,383

Preferred stock dividends                      33        758       1,017
Loss on extinguishment of preferred stock       -      1,170           -
---------------------------------------------------------------------------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                   $ 59,327   $ 40,682    $ 39,366
===========================================================================

The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year Ended December 31,
----------------------------------------------------------------------------------------
                                                         2002        2001       2000
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                           (As Restated, See Note 3)
                                                               -------------------------
  Net income                                          $ 59,360    $ 42,610    $ 40,383
  Adjustments to reconcile net income to cash from
   operating activities:
      Depreciation & amortization                       45,098      43,287      43,214
      Deferred income taxes & investment tax credits    (6,461)        467      (8,613)
      Pension & postretirement expense                   3,128       2,841       3,502
      Net unrealized gain on derivative instruments,
          including cumulative effect of change in
         accounting principle                            3,585       8,935           -
      Other non-cash charges- net                           39      (1,936)       (923)
      Changes in working capital accounts:
         Accounts receivable, including to Vectren
            companies & accrued unbilled revenue       (24,950)     19,633     (38,752)
         Inventories                                    (2,020)     (6,578)     10,404
         Recoverable fuel & natural gas costs           12,591       6,497     (23,118)
         Prepayments & other current assets             (5,419)    (12,054)      4,994
         Accounts payable, including to Vectren
             companies & affiliated companies           34,332     (40,682)     43,011
         Accrued liabilities                              (345)    (18,784)      8,571
      Changes in noncurrent assets                      (3,085)       (939)     (9,664)
      Changes in noncurrent liabilities                    (49)        905      (6,688)
---------------------------------------------------------------------------------------
           Net cash flows from operating activities    115,804      44,202      66,321
---------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FROM
    FINANCING ACTIVITIES
  Proceeds from:
      Long-term debt due to VUHI                        37,114      49,460           -
      Additional capital contribution                   25,000           -           -
  Requirements for:
      Dividends on common stock                        (45,088)    (38,909)    (28,639)
      Redemption of preferred stock                       (116)    (17,676)     (2,000)
      Dividends on preferred stock                         (33)       (758)     (1,017)
  Net change in short-term borrowings, including
     due to VUHI                                       (42,119)     41,384      17,274
  Proceeds from other financing activities                   -           -       1,974
---------------------------------------------------------------------------------------
           Net cash flows (required for)
              from financing activities                (25,242)     33,501     (12,408)
---------------------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
  Proceeds from sale of investments and assets           1,400           -           -
  Requirements for:
      Capital expenditures                             (89,747)    (77,760)    (51,119)
      Other investments                                 (1,626)          -      (1,630)
---------------------------------------------------------------------------------------
           Net cash flows (required for)
               investing activities                    (89,973)    (77,760)    (52,749)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash & cash equivalents         589         (57)      1,164
Cash & cash equivalents at beginning of period           1,556       1,613         449
---------------------------------------------------------------------------------------
Cash & cash equivalents at end of period              $  2,145    $  1,556    $  1,613
=======================================================================================

The accompanying notes are an integral part of these financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                    STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                   Common       Retained
                                                   Stock        Earnings       Total
---------------------------------------------------------------------------------------
Balance at January 1, 2000, As Reported          $  78,258     $ 256,312     $ 334,570
Restatement adjustment                                   -         2,923         2,923
---------------------------------------------------------------------------------------
Balance at January 1, 2000, As Restated             78,258       259,235       337,493

Net income & comprehensive income, As Restated                    40,383        40,383
Common stock dividends                                           (28,639)      (28,639)
Preferred stock dividends                                         (1,017)       (1,017)
Distribution of assets to parent                                  (9,144)       (9,144)
Other                                                                317           317
--------------------------------------------------------------------------------------
Balance at December 31, 2000, As Restated           78,258       261,135       339,393

Net income & comprehensive income, As Restated                    42,610        42,610
Common stock dividends                                           (38,909)      (38,909)
Preferred stock dividends                                           (758)         (758)
Distribution of assets to parent                                  (6,966)       (6,966)
Loss on redemption of preferred stock                             (1,170)       (1,170)
---------------------------------------------------------------------------------------
Balance at December 31, 2001, As Restated           78,258       255,942       334,200

Net income & comprehensive income                                 59,360        59,360
Common stock:
     Additional capital contribution                25,000                      25,000
     Dividends                                                   (45,088)      (45,088)
Preferred stock dividends                                            (33)          (33)
---------------------------------------------------------------------------------------
Balance at December 31, 2002                     $ 103,258     $ 270,181     $ 373,439
=======================================================================================

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

2.   Summary of Significant Accounting Policies

A. Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Cash paid during the periods reported for interest and income taxes follows:

                                                     Year Ended December 31,
-----------------------------------------------------------------------------
 In thousands                              2002         2001            2000
-----------------------------------------------------------------------------
Cash paid during the year for
  Interest (net of amount capitalized)   $20,598      $18,992        $ 17,506
  Income taxes                            41,441       47,960          21,627
-----------------------------------------------------------------------------


B. Inventories Inventories consist of the following:
                                                             At December 31,
-----------------------------------------------------------------------------
In thousands                                            2002           2001
-----------------------------------------------------------------------------
Materials & supplies                                  $15,836        $16,304
Gas in storage - at LIFO cost                          12,880         10,542
Fuel (coal and oil) for electric generation            10,030          9,513
Emission allowances                                       907          1,274
-----------------------------------------------------------------------------
       Total inventories                              $39,653        $37,633
=============================================================================


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

C. Utility Plant and Depreciation
Utility plant is stated at historical cost, including AFUDC. Depreciation of utility plant is provided using the straight-line method over the estimated service lives of the depreciable assets. The original cost of utility plant, together with depreciation rates expressed as a percentage of original cost, follows:

                                                     At & For the Year Ended December 31,
-------------------------------------------------------------------------------------------
In thousands                                2002                                2001
-----------------------------    ----------------------------  ---------------------------
                                                Depreciation                  Depreciation
                                                 Rates as a                    Rates as a
                                                 Percent of                    Percent of
                                 Original Cost  Original Cost  Original Cost  Original Cost
-------------------------------------------------------------------------------------------
Electric utility plant            $ 1,211,036        2.9%       $ 1,148,887        3.3%
Gas utility plant                     164,510        3.3%           155,051        3.0%
Common utility plant                   41,621        2.6%            41,197        2.6%
Construction work in progress         108,927          -            111,670          -
-------------------------------------------------------------------------------------------
       Total original cost        $ 1,526,094                   $ 1,456,805
===========================================================================================


AFUDC represents the cost of borrowed and equity funds used for construction purposes and is charged to construction work in progress during the construction period and is included in other - net in the Statements of Income. The total AFUDC capitalized into utility plant and the portion of which was computed on borrowed and equity funds for all periods reported follows:

                                                   Year Ended December 31,
--------------------------------------------------------------------------
 In thousands                        2002             2001            2000
--------------------------------------------------------------------------
AFUDC - equity funds              $ 1,746          $ 1,653         $ 2,051
AFUDC - borrowed funds              1,933            1,371           1,817
--------------------------------------------------------------------------
      Total AFUDC capitalized     $ 3,679          $ 3,024         $ 3,868
==========================================================================


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

                                               At December 31,
---------------------------------------------------------------
 In thousands                               2002          2001
---------------------------------------------------------------
Demand side management programs           $32,062      $ 31,667
Regulatory income tax asset                 7,334         8,245
Unamortized debt discount & exenses         3,011         3,155
Other                                       7,452         4,398
---------------------------------------------------------------
    Total regulatory assets              $ 49,859      $ 47,465
===============================================================


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

The effects on the income statement for the year ending December 31, 2001 (in thousands) follow:


----------------------------------------------------------------------------------
                                             As Reported  Adjustments  As Restated
----------------------------------------------------------------------------------
OPERATING REVENUES
     Electric revenues                        $ 378,867     $ 2,366     $ 381,233
     Gas revenues                               101,117      (2,537)       98,580
----------------------------------------------------------------------------------
         Total operating revenues               479,984        (171)      479,813
----------------------------------------------------------------------------------
COST OF OPERATING REVENUES
     Fuel for electric generation                74,402          (1)       74,401
     Purchased electric energy                   91,666      (4,738)       86,928
     Cost of gas sold                            72,829        (116)       72,713
----------------------------------------------------------------------------------
         Total cost of operating revenues       238,897      (4,855)      234,042
----------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                          241,087       4,684       245,771

OPERATING EXPENSES
     Other operating                            101,868       2,667       104,535
     Merger & integration costs                     588           -           588
     Restructuring costs                          5,825           -         5,825
     Depreciation & amortization                 43,287           -        43,287
     Income taxes                                20,762         886        21,648
     Taxes other than income taxes               13,090           -        13,090
----------------------------------------------------------------------------------
         Total operating expenses               185,420       3,553       188,973
----------------------------------------------------------------------------------
OPERATING INCOME                                 55,667       1,131        56,798

Other income - net                                5,778        (149)        5,629
Interest expense                                 20,993         (69)       20,924
----------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                 40,452       1,051        41,503
----------------------------------------------------------------------------------
Cumulative effect of change in accounting
   principle-net of tax                           3,938      (2,831)        1,107
----------------------------------------------------------------------------------
NET INCOME                                       44,390      (1,780)       42,610

Preferred stock dividends                           758           -           758
Loss on extinguishment of preferred stock         1,170           -         1,170
----------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                       $  42,462    $ (1,780)    $  40,682
==================================================================================

The effects on the income statement for the year ending December 31, 2000 (in thousands) follow:

--------------------------------------------------------------------------------
                                         As Reported   Adjustments   As Restated
--------------------------------------------------------------------------------
OPERATING REVENUES
  Electric revenues                       $ 336,409     $ (1,981)     $ 334,428
  Gas revenues                              109,284         (142)       109,142
--------------------------------------------------------------------------------
       Total operating revenues             445,693       (2,123)       443,570
--------------------------------------------------------------------------------
COST OF OPERATING REVENUES
  Fuel for electric generation               75,699            -         75,699
  Purchased electric energy                  36,394            -         36,394
  Cost of gas sold                           78,903            -         78,903
--------------------------------------------------------------------------------
       Total cost of operating revenues     190,996            -        190,996
--------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                      254,697       (2,123)       252,574

OPERATING EXPENSES
  Other operating                           103,053       (1,051)       102,002
  Merger & integration costs                 14,072            -         14,072
  Depreciation & amortization                43,214            -         43,214
  Income taxes                               24,832         (407)        24,425
  Taxes other than income taxes              13,258            1         13,259
--------------------------------------------------------------------------------
          Total operating expenses          198,429       (1,457)       196,972
--------------------------------------------------------------------------------
OPERATING INCOME                             56,268         (666)        55,602

Other income - net                            4,674            -          4,674
Interest expense                             19,894           (1)        19,893
--------------------------------------------------------------------------------
NET INCOME                                   41,048         (665)        40,383

Preferred stock dividends                     1,017            -          1,017
--------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                   $  40,031      $  (665)      $  39,366
================================================================================

The effects on the balance sheet as of December 31, 2001 (in thousands) follow:

--------------------------------------------------------------------------------------
   ASSETS                                      As Reported   Adjustments   As Restated
                                               ---------------------------------------
Utility Plant
  Original cost                                 $1,455,826     $   979     $1,456,805
  Less:  Accumulated depreciation &
         amortization                              690,344           -        690,344
--------------------------------------------------------------------------------------
      Net utility plant                            765,482         979        766,461
--------------------------------------------------------------------------------------
Current Assets
  Cash & cash equivalents                            2,451        (895)         1,556
  Accounts receivable-less reserves                 41,227         584         41,811
  Receivables from other Vectren companies               -      19,625         19,625
  Accrued unbilled revenues                         17,013           -         17,013
  Inventories                                       38,322        (689)        37,633
  Recoverable fuel & natural gas costs              22,132          74         22,206
  Prepayments & other current assets                24,118     (17,880)         6,238
--------------------------------------------------------------------------------------
         Total current assets                      145,263         819        146,082
--------------------------------------------------------------------------------------
Investments in unconsolidated affiliates               160           -            160
Other investments                                    9,254         (12)         9,242
Non-utility property-net                             4,386           -          4,386
Goodwill-net                                             -       5,557          5,557
Regulatory assets                                   41,525       5,940         47,465
Other assets                                         7,152      (6,613)           539
--------------------------------------------------------------------------------------
TOTAL ASSETS                                    $  973,222     $ 6,670     $  979,892
======================================================================================

                LIABILITIES & SHAREHOLDER'S EQUITY

Capitalization
  Common shareholder's equity
      Common stock (no par value)               $   78,258     $     -     $   78,258
      Retained earnings                            255,464         478        255,942
      Accumulated other comprehensive income            94         (94)             -
--------------------------------------------------------------------------------------
         Total common shareholder's equity         333,816         384        334,200
--------------------------------------------------------------------------------------
  Cumulative redeemable preferred stock
     of subsidiary                                     460           -            460

  Long-term debt-net of current maturities         291,702           -        291,702
  Long-term debt due to VUHI                        49,460           -         49,460
--------------------------------------------------------------------------------------
         Total capitalization                      675,438         384        675,822
--------------------------------------------------------------------------------------
Current Liabilities
  Accounts payable                                  27,135         158         27,293
  Payables to other Vectren companies                3,390       6,534          9,924
  Accrued liabilities                               33,545      (2,868)        30,677
  Short-term borrowings                                874           -            874
  Short-term borrowings due to VUHI                 80,664           -         80,664
--------------------------------------------------------------------------------------
     Total current liabilities                     145,608       3,824        149,432
--------------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                            112,746       2,777        115,523
  Deferred credits & other liabilities              39,430        (315)        39,115
--------------------------------------------------------------------------------------
     Total deferred income taxes & other
        liabilities                                152,176       2,462        154,638
--------------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY        $  973,222     $ 6,670     $  979,892
======================================================================================

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

5. Income Taxes

Vectren and subsidiary companies file a consolidated federal income tax return. For financial reporting purposes, SIGECO's current and deferred tax expense is computed on a separate company basis. The components of income tax expense and utilization of investment tax credits follows:

                                                      Year Ended December 31,
-------------------------------------------------------------------------------
 In thousands                                     2002        2001       2000
-------------------------------------------------------------------------------
Current:
    Federal                                    $ 30,300    $ 18,403   $ 29,788
    State                                         5,766       2,999      3,274
-------------------------------------------------------------------------------
Total current taxes                              36,066      21,402     33,062
-------------------------------------------------------------------------------
Deferred:
    Federal                                      (1,199)      1,640     (7,008)
    State                                        (3,916)        180       (177)
-------------------------------------------------------------------------------
Total deferred taxes                             (5,115)      1,820     (7,185)
-------------------------------------------------------------------------------
Amortization of investment tax credits           (1,346)     (1,353)    (1,428)
-------------------------------------------------------------------------------
      Total income tax expense                   29,605      21,869     24,449
Less: Income tax expense included in
      other-net                                  (1,032)        221         24
-------------------------------------------------------------------------------
      Income tax expense in operating income   $ 30,637    $ 21,648   $ 24,425
===============================================================================

A reconciliation of the Federal statutory rate to the effective income tax rate follows:

                                                    Year Ended December 31,
----------------------------------------------------------------------------
                                               2002       2001        2000
----------------------------------------------------------------------------
Statutory rate                                 35.0 %     35.0 %      35.0 %
State & local taxes, net of federal benefit     2.2        2.9         3.5
Nondeductible merger costs                        -          -         3.6
Amortization of investment tax credit          (1.5)      (2.2)       (2.2)
All other-net                                  (2.4)      (0.8)       (1.6)
----------------------------------------------------------------------------
      Effective tax rate                       33.3 %     34.9 %      38.3 %
============================================================================

The liability method of accounting is used for income taxes under which deferred income taxes are recognized to reflect the tax effect of temporary differences between the book and tax bases of assets and liabilities at currently enacted income tax rates.

Significant components of the net deferred tax liability follows:

                                                               At December 31,
-------------------------------------------------------------------------------
 In thousands                                              2002         2001
-------------------------------------------------------------------------------
Noncurrent deferred tax liabilities (assets):
  Depreciation & cost recovery timing differences        $119,739     $117,549
  Regulatory assets recoverable through future rates       23,352       24,647
  Regulatory liabilities to be settled through
     future rates                                         (16,018)     (16,403)
  Employee benefit obligations                            (13,585)      (9,215)
Other - net                                                (1,484)      (1,055)
-------------------------------------------------------------------------------
      Net noncurrent deferred tax liability               112,004      115,523
-------------------------------------------------------------------------------
Current deferred tax liabilities:
  Deferred fuel costs, net                                  4,680        7,207
-------------------------------------------------------------------------------
      Net current deferred tax liability                    4,680        7,207
-------------------------------------------------------------------------------
      Net deferred tax liability                         $116,684     $122,730
===============================================================================

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

7. Borrowing Arrangements

Long-Term Debt
Senior unsecured obligations and first mortgage bonds outstanding and classified as long-term are as follows.

                                                                        At December 31,
----------------------------------------------------------------------------------------
 In thousands                                                        2002          2001
----------------------------------------------------------------------------------------
  Fixed Rate Senior Unsecured Note Payable to VUHI:
      2011, 6.625%                                               $  86,574     $  49,460
----------------------------------------------------------------------------------------
      Total long-term debt to VUHI                               $  86,574     $  49,460
========================================================================================
  First Mortgage Bonds to Third Parties:
      Fixed-Rate:
      2003, 1978 Series B, 6.25%, tax exempt                     $   1,000     $   1,000
      2016, 1986 Series, 8.875%                                     13,000        13,000
      2023, 1993 Series, 7.60%                                      45,000        45,000
      2023, 1993 Series B, 6.00%                                    22,800        22,800
      2025, 1993 Series, 7.625%                                     20,000        20,000
      2029, 1999 Senior Notes, 6.72%                                80,000        80,000
      Adjustable Rate:
      2015, 1985 Pollution Control Series A, presently 4.30%,
       tax exempt, next rate adjustment: 2004.                       9,975         9,975
      2025, 1998 Pollution Control Series A, presently 4.75%,
       tax exempt, next rate adjustment: 2006.                      31,500        31,500
      2024, 2000 Environmental Improvement Series A,
       presently 2.05%, tax exempt, adjusts every 35 days,
       weighted average for year: 3.13%.                            22,500        22,500
----------------------------------------------------------------------------------------
      Total First Mortgage Bonds                                   245,775       245,775
----------------------------------------------------------------------------------------
  Adjustable Rate Senior Unsecured Bonds to Third Parties:
      2020, 1998 Pollution Control Series B, presently 4.40%,
       tax exempt, next rate adjustment: 2003.                       4,640         4,640
      2030, 1998 Pollution Control Series B, presently 4.40%,
        tax exempt, next rate adjustment: 2003.                     22,000        22,000
      2030, 1998 Pollution Control Series C, presently 5.00%,
        tax exempt, next rate adjustment: 2006.                     22,200        22,200
----------------------------------------------------------------------------------------
      Total Adjustable Rate Senior Unsecured Bonds                  48,840        48,840
----------------------------------------------------------------------------------------
Total long-term debt outstanding                                   294,615       294,615
Less:  Debt subject to tender                                       26,640             -
       Current maturities of long-term debt                          1,000             -
       Unamortized debt premium & discount, net                      2,737         2,913
----------------------------------------------------------------------------------------
      Total long-term debt-net                                   $ 264,238     $ 291,702
========================================================================================

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

Long-Term Debt Put and Call Provisions
Certain long-term debt issues contain put and call provisions that can be exercised on various dates before maturity. Those provisions are not triggered by specific events, but are based upon dates stated in the note agreements, such as when notes are re-marketed. Debt which may be put to the Company during the years following 2002 (in millions) is $26.6 in 2003, $10.0 in 2004, zero in 2005, $53.7 in 2006, zero in 2007, and $80.0 thereafter. Debt that may be put to the Company within one year is classified as debt subject to tender in current liabilities.

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

Fair Value of Other Financial Instruments
The carrying values and estimated fair values of the Company's other financial instruments follow:

                                                                      At December 31,
---------------------------------------------------------------------------------------
                                                    2002                   2001
                                            --------------------   --------------------
                                            Carrying   Est. Fair   Carrying   Est. Fair
 In thousands                                Amount      Value      Amount      Value
----------------------------------------    --------------------   --------------------
   Long term debt                           $294,615   $313,202    $294,615   $289,179
   Long term debt due to VUHI                 86,574     93,820      49,460     49,460
   Short-term borrowings & notes payable           -          -         874        874
   Short-term debt due to VUHI                39,419     39,419      80,664     80,664
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

13. Additional Operational and Balance Sheet Information

Other-net in the Statements of Income consists of the following:

                                                     Year ended December 31,
-----------------------------------------------------------------------------
 In thousands                              2002           2001          2000
-----------------------------------------------------------------------------
AFUDC                                    $3,679         $3,024        $3,868
Other income                              2,394          5,923         1,415
Other expense                            (1,279)        (3,318)         (609)
-----------------------------------------------------------------------------
       Total other - net                 $4,794         $5,629        $4,674
=============================================================================


Accrued liabilities in the Balance Sheets consists of the following:

                                                   At December 31,
------------------------------------------------------------------
 In thousands                                2002            2001
------------------------------------------------------------------
Accrued taxes                              $ 8,707        $ 11,833
Deferred income taxes                        4,680           7,207
Accrued interest                             5,593           5,510
Refunds to customers & customer deposits     4,576           3,470
Accrued salaries & other                     7,157           2,657
------------------------------------------------------------------
       Total accrued liabilities           $30,713        $ 30,677
==================================================================

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

                                                Year ended December 31,
-----------------------------------------------------------------------
In thousands                          2002          2001          2000
-----------------------------------------------------------------------
Operating Revenues
    Electric Utility Services        $608,116     $381,233     $334,428
    Gas Utility Services               85,461       98,580      109,142
-----------------------------------------------------------------------
       Total operating revenues      $693,577     $479,813     $443,570
=======================================================================

Interest Expense
    Electric Utility Services        $ 19,723     $ 17,813     $ 18,102
    Gas Utility Services                3,445        3,111        1,791
-----------------------------------------------------------------------
       Total interest expense        $ 23,168     $ 20,924     $ 19,893
=======================================================================

                                               Year ended December 31,
-----------------------------------------------------------------------
In thousands                            2002         2001         2000
-----------------------------------------------------------------------
Income Taxes
    Electric Utility Services         $28,508      $21,203      $23,386
    Gas Utility Services                2,129          445        1,039
-----------------------------------------------------------------------
       Total income taxes             $30,637      $21,648      $24,425
=======================================================================
Net Income applicable to
 common shareholder
    Electric Utility Services         $56,408      $43,074      $36,811
    Gas Utility Services                2,919       (2,392)       2,555
-----------------------------------------------------------------------
       Net income                     $59,327      $40,682      $39,366
=======================================================================
Depreciation & Amortization
    Electric Utility Services         $40,003      $38,691      $38,639
    Gas Utility Services                5,095        4,596        4,575
-----------------------------------------------------------------------
       Total depreciation &
         amortization                 $45,098      $43,287      $43,214
=======================================================================
Capital Expenditures
    Electric Utility Services         $87,544      $69,683      $43,520
    Gas Utility Services                2,203        8,077        7,599
-----------------------------------------------------------------------
       Total capital expenditures     $89,747      $77,760      $51,119
=======================================================================

                                          At December 31,
----------------------------------------------------------
In thousands                           2002          2001
----------------------------------------------------------
Identifiable Assets
    Electric Utility Services      $  856,516    $ 804,867
    Gas Utility Services              169,142      175,025
----------------------------------------------------------
      Total identifiable assets    $1,025,658    $ 979,892
==========================================================

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

Summarized quarterly financial data for 2002 follows:

In thousands                     Q1                 Q2 (5)                 Q3              Q4
-----------------------  ------------------   ------------------   ------------------   --------
                            As        As         As        As         As        As         As
                         Reported  Restated   Reported  Restated   Reported  Restated   Reported
 2002 Operating data     --------  --------   --------  --------   --------  --------   --------
Operating revenues       $156,407  $156,407   $176,548  $176,548   $197,323  $197,018   $163,604
Operating margin           61,249    61,207     59,073    59,290     79,541    78,766     63,328
Operating income           15,830    15,738     11,002    13,225     27,628    27,015     21,756
Net income applicable
 to common shareholder     11,137    11,435     12,384     9,439     22,826    22,212     16,241


Summarized quarterly financial data for 2001 follows:

In thousands                   Q1 (1)                Q2 (2)                Q3                 Q4 (4)
-----------------------  ------------------   -------------------  ------------------   ------------------
                            As        As         As         As        As        As         As        As
2001 Operating Data (3)  Reported  Restated   Reported   Restated  Reported  Restated   Reported  Restated
                         --------  --------   --------   --------  --------  --------   --------  --------
Operating revenues       $140,159  $141,305   $106,371  $106,867   $115,367  $116,289   $118,087  $115,352
Operating margin           67,564    71,054     50,323    52,112     65,865    69,627     57,335    52,978
Operating income           19,984    21,590      5,669     6,741     18,973    21,280     11,041     7,187
Income before
  cumulative effect of
  change in accounting
  principle                15,587    17,120      1,480     2,447     14,692    16,961      8,693     4,975
Net income applicable
  to common shareholder    19,287    17,989      1,238     2,205     13,248    15,523      8,689     4,965

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

ITEM 11.  EXECUTIVE COMPENSATION

Intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Intentionally omitted. See the table of contents of this Amendment to the annual report on Form 10-K/A for explanation.

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

Supplemental Schedules

For the years ended December 31, 2002, 2001, and 2000, the Company's Schedule II -- Valuation and Qualifying Accounts Financial Statement Schedules is presented on page 48. The report of Deloitte & Touche LLP on the schedule may be found in
Item 8.

All other schedules are omitted as the required information is inapplicable or the information is presented in the Financial Statements or related notes in
Item 8.

List of Exhibits

The Company has incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibits for the Company are listed in the Index to Exhibits beginning on page
50. Exhibits for the Company attached to this filing and filed electronically with the SEC are listed on Page 54.

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

                                                                                  SCHEDULE II

                    Southern Indiana Gas and Electric Company

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A                                 Column B        Column C         Column D     Column E
-------------------------------------------------------------------------------------------------
                                                         Additions
                                                     ------------------
                                        Balance at   Charged   Charged    Deductions   Balance at
                                        Beginning       to     to Other      from        End of
Description                              Of Year     Expenses  Accounts  Reserves, Net    Year
-------------------------------------------------------------------------------------------------
(In thousands)

VALUATION AND QUALIFYING ACCOUNTS:
Year 2002 - Accumulated provision for
            uncollectible accounts      $ 3,188      $ 2,500     $  -       $ 2,026     $ 3,662

Year 2001 - Accumulated provision for
            uncollectible accounts      $ 2,639      $ 2,387     $  -       $ 1,838     $ 3,188

Year 2000 - Accumulated provision for
            uncollectible accounts      $ 2,138      $ 1,189     $  -       $   688     $ 2,639


OTHER RESERVES:

Year 2001 - Reserve for merger and
            integration charges           $ 526      $     -     $  -       $   526       $   -

Year 2000 - Reserve for merger and
            integration charges           $   -      $ 7,400     $  -       $ 6,874       $ 526

Year 2002 - Reserve for restructuring
            costs                         $ 180      $     -     $670       $     -       $ 850

Year 2001 - Reserve for restructuring
            costs                         $   -      $ 3,321     $  -       $ 3,141       $ 180

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTHERN INDIANA GAS
                                           AND ELECTRIC COMPANY

Dated June 18, 2003
                                           /S/ Niel C. Ellerbrook
                                           --------------------------------
                                           Niel C. Ellerbrook, Chairman and
                                           Chief Executive Officer

                                INDEX TO EXHIBITS

2. Plan Of Acquisition, Reorganization, Arrangement, Liquidation Or Succession

Not applicable.

3. Articles Of Incorporation And By-Laws

3.1 Amended and Restated Articles of Incorporation of Southern Indiana Gas and Electric Company effective January 24, 2003. (Filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-3553, as Exhibit 3.1.)

3.2 Amended and Restated Code of By-Laws of Southern Indiana Gas and Electric Company as of January 16, 2003. (Filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-3553, as Exhibit 3.2.)

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

4.4 Promissory Note for Long-Term Loans dated December 1, 2002, between Southern Indiana Gas and Electric Company and Vectren Utility Holdings, Inc. (Filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-3553, as Exhibit 4.4.)

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

10.16 Gas Sales and Portfolio Administration Agreement between Southern Indiana Gas and Electric Company and ProLiance Energy, LLC, for services to begin September 1, 2002. (Filed and designated in Form 10-K for the year ended December 31, 2002, File No. 1-3553, as Exhibit 10.16.)

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

99.6 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

99.7 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

99.8 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed Herewith.)

                   Southern Indiana Gas and Electric Company
                                2002 Form 10-K/A
                               Attached Exhibits

The following Exhibits were filed electronically with the SEC with this filing.

Exhibit
Number           Document

99.6             Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.

99.7 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.8 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.