Form 10-Q
period 2003-06-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2003-08-14
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-3553

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            INDIANA                                          35-0672570
 --------------------------------                        -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - Without Par Value         20,785,007          August 1, 2003
 --------------------------------         ----------          --------------
           Class                       Number of Shares             Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Southern Indiana Gas and Electric Company
        Condensed Balance Sheets                                           1-2
        Condensed Statements of Income                                      3
        Condensed Statements of Cash Flows                                  4
       Notes to Unaudited Condensed Financial Statements                   5-13
  2    Management's Discussion and Analysis of Results of Operations
           and Financial Condition (A)                                    14-18
  3    Quantitative and Qualitative Disclosures About Market Risk (A)      19
  4    Controls and Procedures                                             19

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                   20
  6    Exhibits and Reports on Form 8-K                                    20
       Signatures                                                          21


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
Evansville, Indiana                           Vice President, Investor Relations
47702-0209                                    sschein@vectren.com

                                   Definitions

AFUDC:  allowance for funds used during    MMBTU:  millions of British thermal
  construction                               units

APB:  Accounting Principles Board          MW:  megawatts

EITF:  Emerging Issues Task Force          MWh / GWh:  megawatt hours/millions
                                             of megawatt hours (gigawatt hours)

FASB:  Financial Accounting Standards      NOx:  nitrogen oxide
  Board

FERC:  Federal Energy Regulatory           OUCC:  Indiana Office of the Utility
  Commission                                 Consumer Counselor

IDEM:  Indiana Department of               SFAS:  Statement of Financial
  Environmental Management                   Accounting Standards

IURC:  Indiana Utility Regulatory          USEPA:  United States Environmental
  Commission                                 Protection Agency

MCF / BCF:  millions / billions of         Throughput:  combined gas sales and
  cubic feet                                 gas transportation volumes

MDth / MMDth: thousands / millions of dekatherms

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

                                                       June 30,     December 31,
                                                         2003           2002
-------------------------------------------------    -----------    ------------
                    ASSETS
Utility Plant
  Original cost                                      $ 1,584,023    $ 1,526,094
  Less:  Accumulated depreciation & amortization         750,179        728,768
--------------------------------------------------------------------------------
       Net utility plant                                 833,844        797,326
--------------------------------------------------------------------------------
Current Assets
   Cash & cash equivalents                                     -          2,145
   Accounts receivable-less reserves of $1,421 &
       $3,662, respectively                               33,641         50,454
   Receivables from other Vectren companies                  140         18,015
   Accrued unbilled revenues                              18,124         33,027
   Inventories                                            34,068         39,653
   Recoverable fuel & natural gas costs                    6,075          9,615
   Prepayments & other current assets                      8,253          5,926
--------------------------------------------------------------------------------
       Total current assets                              100,301        158,835
--------------------------------------------------------------------------------
Investments in Unconsolidated Affiliates                     150            150
Other Investments                                          9,833         10,019
Non-Utility Property-Net                                   3,501          3,568
Goodwill-nNet                                               5,557          5,557
Regulatory Assets                                         53,162         49,859
Other Assets                                                 490            344
--------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 1,006,838    $ 1,025,658
================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)


                                                      June 30,      December 31,
                                                        2003           2002
-------------------------------------------------   ----------      ------------
        LIABILITIES & SHAREHOLDER'S EQUITY
Capitalization
   Common shareholder's equity
       Common stock (no par value)                  $  103,258      $  103,258
       Retained earnings                               267,771         270,181
--------------------------------------------------------------------------------
           Total common shareholder's equity           371,029         373,439
--------------------------------------------------------------------------------
   Cumulative redeemable preferred stock                   228             344

   Long-term debt-net of current maturities & debt
         subject to tender                             290,958         264,238
   Long-term debt due to VUHI                           86,574          86,574
--------------------------------------------------------------------------------
           Total capitalization                        748,789         724,595
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 6, & 7)

Current Liabilities
   Accounts payable                                     14,147          25,215
   Accounts payable to affiliated companies              3,373          10,013
   Payables to other Vectren companies                   3,501          14,677
   Accrued liabilities                                  33,228          31,247
   Short-term borrowings                                   984               -
   Short-term borrowings due to VUHI                    47,582          39,419
   Long-term debt subject to tender                          -          26,640
   Current maturities of long-term debt                      -           1,000
--------------------------------------------------------------------------------
       Total current liabilities                       102,815         148,211
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
   Deferred income taxes                               114,510         112,004
   Deferred credits & other liabilities                 40,724          40,848
--------------------------------------------------------------------------------
       Total deferred income taxes & other
          liabilities                                  155,234         152,852
--------------------------------------------------------------------------------
TOTAL LIABILITIES & SHAREHOLDER'S EQUITY            $1,006,838      $1,025,658
================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

                                            Three Months             Six Months
                                           Ended June 30,          Ended June 30,
                                       ----------------------  ---------------------
                                         2003        2002       2003         2002
------------------------------------   ----------------------  ---------------------
                                                 As Restated,            As Restated,
                                                  See Note 3              See Note 3
                                                 ------------            -----------
OPERATING REVENUES
  Electric revenues                    $ 90,243    $158,924    $209,619    $285,724
  Gas revenues                           14,901      17,624      66,767      47,231
------------------------------------------------------------------------------------
    Total operating revenues            105,144     176,548     276,386     332,955
------------------------------------------------------------------------------------
COST OF OPERATING REVENUES
  Fuel for electric generation           20,597      19,068      41,366      36,859
  Purchased electric energy              18,788      86,796      59,186     146,545
  Cost of gas sold                        9,074      11,394      50,824      29,054
------------------------------------------------------------------------------------
    Total cost of operating revenues     48,459     117,258     151,376     212,458
------------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                   56,685      59,290     125,010     120,497

OPERATING EXPENSES
  Other operating                        26,756      26,898      52,713      51,458
  Depreciation & amortization            11,698      11,058      23,274      22,041
  Income taxes                            2,778       5,209      12,400      11,715
  Taxes other than income taxes           2,672       2,900       5,959       6,318
------------------------------------------------------------------------------------
    Total operating expenses             43,904      46,065      94,346      91,532
------------------------------------------------------------------------------------
OPERATING INCOME                         12,781      13,225      30,664      28,965

Other income (expense) - net               (471)      1,945       1,162       3,404
Interest expense                          6,255       5,729      12,382      11,485
------------------------------------------------------------------------------------
NET INCOME                                6,055       9,441      19,444      20,884

Preferred stock dividends                     5           2          14          10
------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                 $  6,050    $  9,439    $ 19,430    $ 20,874
====================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                      2003           2002
------------------------------------------------    -------------------------
                                                                 As Restated,
                                                                  See Note 3
-----------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES            $ 70,023       $ 59,142
-----------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) FINANCING ACTIVITIES
  Requirements for:
     Dividends on common stock                       (21,854)       (21,910)
     Retirement of long-term debt                     (1,000)             -
     Redemption of preferred stock                      (116)          (116)
     Dividends on preferred stock                        (14)           (10)
  Net change in short-term borrowings,
         including due to VUHI                         9,147          2,463
-----------------------------------------------------------------------------
         Net cash flows (required for) financing
             activities                              (13,837)       (19,573)
-----------------------------------------------------------------------------
CASH FLOWS (REQUIRED FOR) INVESTING ACTIVITIES
     Proceeds from sale of assets                          -          1,400
     Capital expenditures                            (58,331)       (42,437)
-----------------------------------------------------------------------------
         Net cash flows (required for) investing
             activities                              (58,331)       (41,037)
-----------------------------------------------------------------------------
Net decrease in cash & cash equivalents               (2,145)        (1,468)
Cash & cash equivalents at beginning of period         2,145          1,556
-----------------------------------------------------------------------------
Cash & cash equivalents at end of period            $      -       $     88
=============================================================================

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

2.   Basis of Presentation

The interim condensed financial statements included in this report have been prepared by the Company, without audit, as provided in the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted as provided in such rules and regulations. The Company believes that the information in this report reflects all adjustments necessary to fairly state the results of the interim periods reported. These condensed financial statements and related notes should be read in conjunction with the Company's audited annual financial statements for the year ended December 31, 2002, filed on Form 10-K/A. Because of the seasonal nature of the Company's utility operations, the results shown on a quarterly basis are not necessarily indicative of annual results.

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and six months ended June 30, 2002 by $2.9 million after tax and $2.6 million after tax, respectively.

In the second quarter of 2002, the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for demand side management (DSM) programs pursuant to existing IURC orders and based on an improved regulatory environment. During the 2002 annual audit, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholders' equity as of January 1, 2000. The Company also identified other adjustments for various reconciliation errors and other errors related primarily to the recording of estimates. These adjustments were not significant, either individually or in the aggregate and increased previously reported pre-tax and after tax earnings for the three months ended June 30, 2002 by approximately $0.4 million and $0.3 million, respectively, and increased previously reported pre-tax and after tax earnings for the six months ended June 30, 2002 by approximately $0.9 million and $0.6 million, respectively.

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended June 30, 2002.


In thousands                               As Reported   Adjustments   As Restated
----------------------------------------------------------------------------------
OPERATING REVENUES
  Electric revenues                         $ 158,924      $      -     $ 158,924
  Gas revenues                                 17,624             -        17,624
----------------------------------------------------------------------------------
        Total operating revenues              176,548             -       176,548
----------------------------------------------------------------------------------
COST OF OPERATING REVENUES
  Fuel for electric generation                 19,068             -        19,068
  Purchased electric energy                    87,013          (217)       86,796
  Cost of gas sold                             11,394             -        11,394
----------------------------------------------------------------------------------
        Total cost of operating revenues      117,475          (217)      117,258
----------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                         59,073           217        59,290

OPERATING EXPENSES
  Other operating                              27,105          (207)       26,898
  Depreciation & amortization                  11,058             -        11,058
  Income taxes                                  7,008        (1,799)        5,209
  Taxes other than income taxes                 2,900             -         2,900
----------------------------------------------------------------------------------
        Total operating expenses               48,071        (2,006)       46,065
----------------------------------------------------------------------------------
OPERATING INCOME                               11,002         2,223        13,225

Other income - net                              7,113        (5,168)        1,945
Interest expense                                5,729             -         5,729
----------------------------------------------------------------------------------
NET INCOME                                     12,386        (2,945)        9,441

Preferred stock dividends                           2             -             2
----------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                     $  12,384      $ (2,945)    $   9,439
==================================================================================

Following is a summary of the effects of the restatement on previously reported results of operations for the six months ended June 30, 2002.

In thousands
--------------------------------------------------------------------------------
                                           As Reported  Adjustments  As Restated
                                           -----------  -----------  -----------
OPERATING REVENUES
  Electric revenues                         $ 285,724     $      -    $ 285,724
  Gas revenues                                 47,231            -       47,231
--------------------------------------------------------------------------------
     Total operating revenues                 332,955            -      332,955
--------------------------------------------------------------------------------
COST OF OPERATING REVENUES
  Fuel for electric generation                 36,859            -       36,859
  Purchased electric energy                   146,836         (291)     146,545
  Cost of gas sold                             28,938          116       29,054
--------------------------------------------------------------------------------
     Total cost of operating revenues         212,633         (175)     212,458
--------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                        120,322          175      120,497

OPERATING EXPENSES
  Other operating                              51,797         (339)      51,458
  Depreciation & amortization                  22,041            -       22,041
  Income taxes                                 13,333       (1,618)      11,715
  Taxes other than income taxes                 6,318            -        6,318
--------------------------------------------------------------------------------
     Total operating expenses                  93,489       (1,957)      91,532
--------------------------------------------------------------------------------
OPERATING INCOME                               26,833        2,132       28,965

Other income - net                              8,183       (4,779)       3,404
Interest expense                               11,485            -       11,485
--------------------------------------------------------------------------------
NET INCOME                                     23,531       (2,647)      20,884

Preferred stock dividends                          10            -           10
--------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                      $  23,521     $ (2,647)   $  20,874
================================================================================

4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. SIGECO received corporate allocations totaling $10.4 million and $11.7 million, respectively, for the three months ended June 30, 2003 and 2002,and $21.6 million and $24.3 million, respectively, for the six months ended June 30, 2003 and 2002.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended June 30, 2003 and 2002, totaled $19.1 million and $15.0 million, respectively, and $38.3 million and $28.2, respectively, for the six months ended June 30, 2003 and 2002.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $366.0 million in short-term credit facilities, of which approximately $318.6 million is outstanding at June 30, 2003 and VUHI's $350.0 million unsecured senior notes outstanding at June 30, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended June 30, 2003 and 2002 totaled $8.8 million and zero, respectively, and for the six months ended June 30, 2003 and 2002 totaled $38.6 million and zero, respectively. Amounts owed to ProLiance at June 30, 2003 and December 31, 2002 for those purchases were $3.4 million and $10.0 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 7 regarding environmental matters.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these condensed financial statements and in
Note 3 to the 2002 financial statements filed on Form 10-K/A, the Company restated its financial statements for 2000, 2001, and quarterly results issued in 2002. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and is providing information in response to their requests.

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

The  IURC has issued orders that approve:
o the Company's proposed project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is in service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through June 30, 2003, $102.8 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. Such expenses are expected to commence later in 2003 when the Culley SCR is operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was completed on schedule, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On November 3, 1999, the USEPA filed a lawsuit against seven utilities, including SIGECO. SIGECO's suit was filed in the U.S. District Court for the Southern District of Indiana. The USEPA alleged that, beginning in 1992, SIGECO violated the Act by (1) making modifications to its Culley Generating Station in Yankeetown, Indiana without obtaining required permits (2) making major modifications to the Culley Generating Station without installing the best available emission control technology and (3) failing to notify the USEPA of the modifications. In addition, the lawsuit alleged that the modifications to the Culley Generating Station required SIGECO to begin complying with federal new source performance standards at its Culley Unit 3. The USEPA also issued an administrative notice of violation to SIGECO making the same allegations, but alleging that violations began in 1977.

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced a proposed agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. SIGECO anticipates that the Court will enter the consent decree.

Under the terms of the proposed agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the proposed agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this proposed agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the proposed agreement, SIGECO has committed to:

o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December of 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June of 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the proposed settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the proposed settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of June 30, 2003 and December 31, 2002 such removal costs approximated $125 million of accumulated depreciation as presented in the condensed balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption will not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

Following is information regarding the Company's segments' operating data.


                                            Three Months            Six Months
                                           Ended June 30,         Ended June 30,
                                       ---------------------   ---------------------
In thousands                              2003        2002        2003        2002
------------------------------------   ---------   ---------   ---------   ---------
Operating Revenues
  Electric Utility Services            $  90,243   $ 158,924   $ 209,619   $ 285,724
  Gas Utility Services                    14,901      17,624      66,767      47,231
------------------------------------------------------------------------------------
     Total operating revenues          $ 105,144   $ 176,548   $ 276,386   $ 332,955
====================================================================================

Pre-tax Operating Income
  Electric Utility Services            $  15,338   $  18,376   $  39,235   $  34,776
  Gas Utility Services                       221          58       3,829       5,904
------------------------------------------------------------------------------------
     Total pre-tax operating income    $  15,559   $  18,434   $  43,064   $  40,680
====================================================================================

Following is information regarding the Company's segments' total assets.

                                        June 30,   December 31,
In thousands                               2003         2002
----------------------------------------------------------------
Total Assets
  Electric Utility Services            $  871,698    $  856,516
  Gas Utility Services                    135,140       169,142
----------------------------------------------------------------
     Total Assets                      $1,006,838    $1,025,658
================================================================


10.  Subsequent Event

In August 2003, the Company initiated steps to call two first mortgage bonds. The first bond has a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and may be redeemed at 103.745% of its stated principal amount. The second SIGECO bond has a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and may be redeemed at 103.763% of the stated principal amount. These transactions are expected to take place in September 2003. Pursuant to regulatory authority, the premium paid to retire the net carrying value of these notes will be deferred as a regulatory asset. The proceeds to fund the early redemption will be received from VUHI in the form of new long-term debt and additional equity. SIGECO also intends to repay a portion of its intercompany short-term borrowings due to VUHI with the equity contribution and long-term debt proceeds. To generate the initial proceeds to fund these transactions, in August 2003, VUHI completed a public offering of long-term debt netting proceeds of approximately $203 million, and Vectren completed a public offering of common stock netting proceeds of approximately $143 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to General Instructions H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and six months ended June 30, 2002 by $2.9 million after tax and $2.6 million after tax, respectively. Note 3 to the condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

Net Income Applicable to Common Shareholder

For the three months ended June 30, 2003, net income applicable to common shareholder was $6.1 million compared to $9.4 million, for the same period last year. For the six months ended June 30, 2003, net income applicable to common shareholder was $19.4 million compared to $20.9 million for the same period in 2002.

The 2003 second quarter results declined $3.3 million compared to the same period in 2002. An estimated $2.5 million of the decrease is due to milder weather affecting both heating and cooling sales. Heating weather experienced in the second quarter 2003 was 9% warmer than the same period last year and cooling sales were reduced by weather 51% milder than the same period in 2002.

Year to date 2003 earnings declined $1.5 million compared to the same period in 2002. The decrease was primarily driven by weather that on the year was unfavorably impacted by an estimated $1.3 million after tax and increased operating expenses compared to last year, offset by increased wholesale and other margins.

Margin

Electric Utility Margin

Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

                                    Three Months               Six Months
                                   Ended June 30,            Ended June 30,
                                 ------------------       -------------------
In millions                       2003        2002         2003         2002
-----------------------------    ------------------       -------------------
Retail & firm wholesale          $ 46.9      $ 51.0       $ 96.9       $ 99.2
Non-firm wholesale                  3.9         2.0         12.1          3.1
-----------------------------------------------------------------------------
    Total electric margin        $ 50.8      $ 53.0       $109.0       $102.3
=============================================================================
Non-firm wholesale margin:
Realized margin                  $  4.0      $  2.0       $ 11.3       $  6.0
Mark-to-market gains (losses)      (0.1)          -          0.8         (2.9)


Electric margins were $50.8 million, a decrease of $2.2 million compared to the second quarter of 2002. The decrease in electric margin was due primarily to the effect of milder cooling weather which was 43% cooler than normal and 51% cooler than last year, offset by increased margins from wholesale power activities. The estimated quarter over quarter decrease as a result of the milder weather on electric utility margins was approximately $3.9 million. As a result of the mild weather, volumes sold to retail and firm wholesale customers decreased 7% from
1.49 GWh in 2002 to 1.39 GWh in 2003. Non-firm wholesale electric utility margins increased $1.9 million to $3.9 million in 2003 compared to 2002.

Electric margins were $109.0 million, an increase of $6.7 million over the first six months of 2002 primarily due to increased non-firm wholesale power activity resulting from price volatility, offset by lower retail sales due to milder cooling weather. As a result of the mild weather which was 44% cooler than normal and 51% cooler than last year, volumes sold to retail and firm wholesale customers decreased 3% from 2.89 GWh in 2002 to 2.81 GWh in 2003 with an estimated margin decrease of $2.9 million. Non-firm wholesale margins were $12.1 million, an increase of $9.0 million over 2002.

Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. For the three months ended June 30, 2003, volumes sold into the wholesale market were 0.58 GWh compared to 3.17 GWh in 2002 while volumes purchased from the wholesale market were 1.23 GWh in 2003 compared to
3.16 GWh in 2002. For the six months ended June 30, 2003 volumes sold into the wholesale market were 2.02 GWh compared to 5.63 GWh in 2002 while volumes purchased from the wholesale market were 2.48 GWh in 2003 compared to 5.49 GWh in 2002. A portion of volumes purchased in the wholesale market is used to serve retail and firm wholesale customers. In 2003, greater amounts of purchased power have been required for native load due to scheduled outages and installation of NOx equipment. While volumes both sold and purchased in the wholesale market have decreased during 2003, which has resulted in decreased electric revenues and purchased power, margins increased as noted above primarily from price volatility.

Gas Utility Margin

Gas utility margins were $5.8 million, a decrease of $0.4 million over the same quarter in 2002. The decrease is primarily due to heating weather which was normal and 9% warmer than the prior year period. The estimated quarter over quarter impact of the warmer weather on gas utility margins was a decrease of approximately $0.3 million. Weather and an overall decline in customer usage were the primary factors resulting in the 6% decrease in throughput.

Gas utility margins were $15.9 million, a decrease of $2.3 million over the first six months of 2002. The decrease is primarily due to estimates for unbilled revenue, the pricing of unaccounted for gas, and reduced consumption per degree day per customer, all of which decreased margin by approximately $3.0 million. Management estimates that weather 16% colder than the prior year and 7% colder than normal increased margin by approximately $0.7 million period over period. The colder weather is the primary reason for the 8% increase in throughput.

Higher gas costs and a slowly recovering economy have impacted customer usage. The total average cost per dekatherm of gas purchased for the three and six months ended June 30, 2003, was $5.32 and $5.90, respectively, compared to $4.00 and $4.26, respectively, for the same periods in 2002.

Operating Expenses

Other Operating
For the six months ended June 30, 2003, other operating expenses increased $1.3 million, compared to the prior year. The increased expenses were principally due to the timing of electric plant maintenance expenditures.

Depreciation & Amortization

For the three and six months ended June 30, 2003, depreciation and amortization increased $0.6 million and $1.2 million, respectively, due to additions to utility plant. Since June 30, 2002, the Company has placed into service a new gas-fired peaker unit and other upgrades to existing transmission and distribution facilities.

Income Tax

For the three months ended June 30, 2003, federal and state income taxes decreased $2.4 million and for the six months ended June 30, 2003 increased $0.7 million when compared to 2002. The changes are primarily due to fluctuations in pre-tax income. Year to date, the effective tax rate increased from 35.9% in 2002 to 38.9% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

Other - Net

For the three and six months ended June 30, 2003, other income (expense) -net decreased $2.4 million and $2.2 million, respectively, compared to the prior year. The decreases are primarily the result of the current year penalty associated with the Culley settlement of $0.6 million and sales emission allowances in the second quarter of 2002 totaling $0.6 million. In addition both the quarter and year to date 2003 periods have experienced less AFUDC.

Interest Expense

For the three and six months ended June 30, 2003, interest expense increased $0.5 million and $0.9 million, respectively, when compared to the same periods last year. The increase results from increased debt outstanding which is due primarily to increased working capital requirements resulting from the higher gas prices and NOx expenditures.

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

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. Although management is still evaluating the impact of SFAS 149 on its financial position and results of operations, the adoption is not expected to have a material effect.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. The Company has approximately $200,000 of outstanding preferred stock that is redeemable on terms outside the Company's control. However, the preferred stock is not redeemable on a specified or determinable date or upon an event that is certain to occur. Therefore, SFAS 150's adoption will not effect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures provide reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

Disclosure controls and procedures, as defined by the Exchange Act in Rules 13a-15(e) and 15d-15(e), are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Internal control over financial reporting is defined by the SEC in Final Rule:
Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports. The final rule defines internal control over financial reporting as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Certifications
31.1 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Executive Officer

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32   Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
None

(b) Reports On Form 8-K During The Last Calendar Quarter
On April 25, 2003, SIGECO filed a Current Report on Form 8-K with respect to the release of Vectren Corporation's financial information to the investment community regarding its results of operations, for the three and twelve month periods ended March 31, 2003. The financial information was released to the public through this filing.
         Item 12. Results of Operations and Financial Condition
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Corporation Reports 1st Quarter
                    2003 Increase
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On June 9, 2003, SIGECO filed a Current Report on Form 8-K with respect a proposed agreement with the U.S. Department of Justice, and the U.S. Environmental Protection Agency that would lead to further improvements in air quality and resolve the government's pending Clean Air Act claims against SIGECO.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren subsidiary reaches agreement with
                    Department of Justice, EPA
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

On June 30, 2003, SIGECO filed a Current Report on Form 8-K to announce 1) on June 26, 2003, VUHI's revolving credit facility was renewed and 2) on June 27, 2003, a registration statement filed by Vectren and VUHI, originally filed on March 31, 2003, was declared effective.
         Item 9.  Regulation FD Disclosure
         Item 7.  Exhibits
               99.1 - Press Release - Vectren Renews Credit Facility and
                    Announces Effectiveness of Registration Statement
               99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                    Provisions of the Private Securities Litigation Reform Act of 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SOUTHERN INDIANA GAS AND
                                  ELECTRIC COMPANY
                                  --------------------------------------------
                                               Registrant




August 14, 2003                   /s/Jerome A. Benkert, Jr.
                                  ----------------------------
                                  Jerome A. Benkert, Jr.
                                  Executive Vice President &
                                  Chief Financial Officer
                                  (Principal Financial Officer)



                                  /s/M. Susan Hardwick
                                  ---------------------------
                                  M. Susan Hardwick
                                  Vice President & Controller
                                  (Principal Accounting Officer)