Form 10-Q
period 2003-09-30
SOUTHERN INDIANA GAS & ELECTRIC CO
filed 2003-11-13
CIK 92195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number:   1-3553

                         SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             INDIANA                                      35-0672570
---------------------------------                     -------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock-Without Par Value          25,815,188         October 31, 2003
   -------------------------------      -----------------     -----------------
               Class                     Number of Shares            Date

          Omission of Information by Certain Wholly Owned Subsidiaries

The Registrant is a wholly owned subsidiary of Vectren Utility Holdings, Inc. and meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore filing with the reduced disclosure format contemplated thereby.

                                Table of Contents

Item                                                                     Page
Number                                                                   Number
                          PART I. FINANCIAL INFORMATION
  1    Financial Statements (Unaudited)
       Southern Indiana Gas and Electric Company
        Condensed Balance Sheets                                          1-2
        Condensed Statements of Income                                     3
        Condensed Statements of Cash Flows                                 4
       Notes to Unaudited Condensed Financial Statements                  5-13
  2    Management's Discussion and Analysis of Results of Operations     14-19
       and Financial Condition (A)
  3    Quantitative and Qualitative Disclosures About Market Risk (A)      19
  4    Controls and Procedures                                             19

                           PART II. OTHER INFORMATION
  1    Legal Proceedings                                                   20
  6    Exhibits and Reports on Form 8-K                                    20
       Signatures                                                          21

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
Evansville, Indiana                          Vice President, Investor Relations
 47702-0209                                  sschein@vectren.com

                                   Definitions

AFUDC:  allowance for funds used         MMBTU:  millions of British
  during construction                                  thermal units

APB:  Accounting Principles Board        MW:  megawatts

EITF:  Emerging Issues Task Force        MWh/GWh:  megawatt hours / millions
                                           of megawatt hours (gigawatt hours)

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

MDth / MMDth: thousands / millions of
  dekatherms

                                                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)



--------------------------------------------------------------------------------
                                                     September 30,  December 31,
                                                          2003           2002
------------------------------------------------     ------------   ------------
                             ASSETS
Utility Plant
  Original cost                                       $ 1,609,355   $ 1,526,094
  Less:  Accumulated depreciation & amortization          760,541       728,768
--------------------------------------------------------------------------------
     Net utility plant                                    848,814       797,326
--------------------------------------------------------------------------------
Current Assets
   Cash & cash equivalents                                  1,239         2,145
   Accounts receivable-less reserves of $1,699 &
       $3,662, respectively                                39,902        50,454
   Receivables from other Vectren companies                    27        18,015
   Accrued unbilled revenues                               17,240        33,027
   Inventories                                             34,745        39,653
   Recoverable fuel & natural gas costs                     7,946         9,615
   Prepayments & other current assets                       8,577         5,926
--------------------------------------------------------------------------------
     Total current assets                                 109,676       158,835
--------------------------------------------------------------------------------
Investments in Unconsolidated Affiliates                      150           150
Other Investments                                          10,141        10,019
Non-Utility Property - Net                                  3,819         3,568
Goodwill - Net                                              5,557         5,557
Regulatory Assets                                          56,950        49,859
Other Assets                                                  634           344
--------------------------------------------------------------------------------
TOTAL ASSETS                                          $ 1,035,741   $ 1,025,658
================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                            CONDENSED BALANCE SHEETS
                           (Unaudited - In thousands)

--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                            2003         2002
-----------------------------------------------       ------------  ------------
       LIABILITIES & SHAREHOLDER'S EQUITY
Capitalization
  Common shareholder's equity
     Common stock (no par value)                      $   128,258   $   103,258
     Retained earnings                                    272,678       270,181
--------------------------------------------------------------------------------
        Total common shareholder's equity                 400,936       373,439
--------------------------------------------------------------------------------
  Cumulative redeemable preferred stock                       228           344

  Long-term debt-net of current maturities
    & debt subject to tender                              216,388       264,238
  Long-term debt due to VUHI                              148,484        86,574
--------------------------------------------------------------------------------
        Total capitalization                              766,036       724,595
--------------------------------------------------------------------------------
Commitments & Contingencies (Notes 4, 6, & 7)

Current Liabilities
  Accounts payable                                         11,026        25,215
  Accounts payable to affiliated companies                  4,082        10,013
  Payables to other Vectren companies                      10,191        14,677
  Accrued liabilities                                      33,501        31,247
  Short-term borrowings                                       996             -
  Short-term borrowings due to VUHI                        42,126        39,419
  Long-term debt subject to tender                          9,975        26,640
  Current maturities of long-term debt                          -         1,000
--------------------------------------------------------------------------------
     Total current liabilities                            111,897       148,211
--------------------------------------------------------------------------------
Deferred Income Taxes & Other Liabilities
  Deferred income taxes                                   116,118       112,004
  Deferred credits & other liabilities                     41,690        40,848
--------------------------------------------------------------------------------
     Total deferred income taxes & other liabilities      157,808       152,852
--------------------------------------------------------------------------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY              $ 1,035,741   $ 1,025,658
================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                         CONDENSED STATEMENTS OF INCOME
                           (Unaudited - In thousands)

---------------------------------------------------------------------------------------
                                              Three Months             Nine Months
                                           Ended September 30,     Ended September 30,
                                          ---------------------  ----------------------
                                            2003        2002       2003         2002
----------------------------------------- ---------------------  ----------------------
                                                    As Restated,            As Restated,
                                                     See Note 3              See Note 3
                                                    -----------             -----------
OPERATING REVENUES
    Electric revenues                     $133,987    $189,550    $343,606    $475,274
    Gas revenues                            11,458       7,468      78,225      54,699
---------------------------------------------------------------------------------------
       Total operating revenues            145,445     197,018     421,831     529,973
---------------------------------------------------------------------------------------
COST OF OPERATING REVENUES
    Fuel for electric generation            24,954      22,872      66,320      59,731
    Purchased electric energy               42,644      92,906     101,830     239,451
    Cost of gas sold                         6,519       2,474      57,343      31,528
---------------------------------------------------------------------------------------
       Total cost of operating revenues     74,117     118,252     225,493     330,710
---------------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                      71,328      78,766     196,338     199,263

OPERATING EXPENSES
    Other operating                         24,668      24,419      77,381      75,877
    Depreciation & amortization             11,843      11,370      35,117      33,411
    Income taxes                            10,495      12,307      22,895      24,022
    Taxes other than income taxes            2,961       3,657       8,920       9,975
---------------------------------------------------------------------------------------
       Total operating expenses             49,967      51,753     144,313     143,285
---------------------------------------------------------------------------------------
OPERATING INCOME                            21,361      27,013      52,025      55,978

Other income - net                           1,278         927       2,440       4,331
Interest expense                             6,453       5,713      18,835      17,198
---------------------------------------------------------------------------------------
NET INCOME                                  16,186      22,227      35,630      43,111

Preferred stock dividends                        4          15          18          25
---------------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
    COMMON SHAREHOLDER                    $ 16,182    $ 22,212    $ 35,612    $ 43,086
=======================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                    SOUTHERN INDIANA GAS AND ELECTRIC COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

--------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                         2003           2002
----------------------------------------------------   -------------------------
                                                                    As Restated,
                                                                     See Note 3
--------------------------------------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               $ 96,374       $ 92,216
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from:
      Long-term debt issuance to VUHI                    61,900              -
      Common stock issuance to VUHI                      25,000              -
   Requirements for:
      Dividends to VUHI                                 (33,115)       (33,541)
      Retirement of long-term debt, including
          premiums paid                                 (68,438)             -
      Other financing costs                              (1,744)             -
      Redemption of preferred stock                        (116)          (116)
      Dividends on preferred stock                          (18)           (25)
   Net change in short-term borrowings, including
          due to VUHI                                     3,703          3,528
--------------------------------------------------------------------------------
          Net cash flows from financing activities      (12,828)       (30,154)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                              (84,452)       (62,817)
      Proceeds from sale of assets                            -          1,400
--------------------------------------------------------------------------------
           Net cash flows from investing activities     (84,452)       (61,417)
--------------------------------------------------------------------------------

Net (decrease) increase in cash & cash equivalents         (906)           645
Cash & cash equivalents at beginning of period            2,145          1,556
--------------------------------------------------------------------------------
Cash & cash equivalents at end of period               $  1,239       $  2,201
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

Vectren was organized on June 10, 1999, solely for the purpose of effecting the merger of Indiana Energy, Inc. (Indiana Energy) and SIGCORP, Inc. (SIGCORP). On March 31, 2000, the merger of Indiana Energy with SIGCORP and into Vectren was consummated with a tax-free exchange of shares and has been accounted for as a pooling-of-interests in accordance with APB Opinion No. 16 "Business Combinations."

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

3.   Restatement of Previously Reported Information

Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and nine months ended September 30, 2002, by $0.6 million after tax and $3.3 million after tax, respectively.

In the second quarter of 2002, the Company recorded $5.2 million ($3.2 million after tax) of carrying costs for demand side management (DSM) programs pursuant to existing IURC orders and based on an improved regulatory environment. Subsequently, management determined that the accrual of such carrying costs was more appropriate in periods prior to 2000 when DSM program expenditures were made. Therefore, such carrying costs originally reflected in 2002 quarterly results were reversed and reflected in common shareholder's equity as of January 1, 2000. The Company also identified other adjustments for various reconciliation errors and other errors related primarily to the recording of estimates. These adjustments were not significant, either individually or in the aggregate, and decreased previously reported pre-tax and after tax earnings for the three months ended September 30, 2002, by approximately $1.0 million and $0.6 million, respectively, and decreased previously reported pre-tax and after tax earnings for the nine months ended September 30, 2002, by less than $0.1 million.

Following is a summary of the effects of the restatement on previously reported results of operations for the three months ended September 30, 2002.

--------------------------------------------------------------------------------
In thousands                             As Reported   Adjustments   As Restated
--------------------------------------------------------------------------------
OPERATING REVENUES
  Electric revenues                       $ 189,935      $ (385)      $ 189,550
  Gas revenues                                7,388          80           7,468
--------------------------------------------------------------------------------
     Total operating revenues               197,323        (305)        197,018
--------------------------------------------------------------------------------
COST OF OPERATING REVENUES
  Fuel for electric generation               22,872           -          22,872
  Purchased electric energy                  92,436         470          92,906
  Cost of gas sold                            2,474           -           2,474
--------------------------------------------------------------------------------
     Total cost of operating revenues       117,782         470         118,252
--------------------------------------------------------------------------------

TOTAL OPERATING MARGIN                       79,541        (775)         78,766

OPERATING EXPENSES
  Other operating                            24,205         214          24,419
  Depreciation & amortization                11,370           -          11,370
  Income taxes                               12,681        (374)         12,307
  Taxes other than income taxes               3,657           -           3,657
--------------------------------------------------------------------------------
     Total operating expenses                51,913        (160)         51,753
--------------------------------------------------------------------------------

OPERATING INCOME                             27,628        (615)         27,013

Other income - net                              926           1             927
Interest expense                              5,713           -           5,713
--------------------------------------------------------------------------------
NET INCOME                                   22,841        (614)         22,227

Preferred stock dividends                        15           -              15
--------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                  $   22,826      $ (614)      $  22,212
================================================================================

Following is a summary of the effects of the restatement on previously reported results of operations for the nine months ended September 30, 2002.

--------------------------------------------------------------------------------
In thousands
--------------------------------------------------------------------------------
                                        As Reported   Adjustments   As Restated
--------------------------------------------------------------------------------
OPERATING REVENUES
  Electric revenues                      $ 475,659     $   (385)     $ 475,274
  Gas revenues                              54,619           80         54,699
--------------------------------------------------------------------------------
     Total operating revenues              530,278         (305)       529,973
--------------------------------------------------------------------------------
COST OF OPERATING REVENUES
  Fuel for electric generation              59,731            -         59,731
  Purchased electric energy                239,272          179        239,451
  Cost of gas sold                          31,412          116         31,528
--------------------------------------------------------------------------------
     Total cost of operating revenues      330,415          295        330,710
--------------------------------------------------------------------------------
TOTAL OPERATING MARGIN                     199,863         (600)       199,263

OPERATING EXPENSES
  Other operating                           76,003         (126)        75,877
  Depreciation & amortization               33,411            -         33,411
  Income taxes                              26,014       (1,992)        24,022
  Taxes other than income taxes              9,975            -          9,975
--------------------------------------------------------------------------------
     Total operating expenses              145,403       (2,118)       143,285
--------------------------------------------------------------------------------
OPERATING INCOME                            54,460        1,518         55,978

Other income - net                           9,109       (4,778)         4,331
Interest expense                            17,198            -         17,198
--------------------------------------------------------------------------------
NET INCOME                                  46,371       (3,260)        43,111

Preferred stock dividends                       25            -             25
--------------------------------------------------------------------------------
NET INCOME APPLICABLE TO
     COMMON SHAREHOLDER                 $   46,346     $ (3,260)     $  43,086
================================================================================


4.   Transactions with Other Vectren Companies

Support Services and Purchases
Vectren and certain subsidiaries of Vectren provided corporate and general and administrative services to the Company including legal, finance, tax, risk management, human resources, which includes charges for restricted stock compensation and for pension and other postretirement benefits not directly charged to subsidiaries. These costs have been allocated using various allocators, primarily number of employees, number of customers and/or revenues. Allocations are based on cost. SIGECO received corporate allocations totaling $10.6 million and $10.9 million, respectively, for the three months ended September 30, 2003 and 2002,and $32.2 million and $35.2 million, respectively, for the nine months ended September 30, 2003 and 2002.

Vectren Fuels, Inc., a wholly owned subsidiary of Vectren, owns and operates coal mines from which SIGECO purchases fuel used for electric generation. Amounts paid for such purchases for the three months ended September 30, 2003 and 2002, totaled $20.5 million and $17.3 million, respectively, and $58.7 million and $45.6, respectively, for the nine months ended September 30, 2003 and 2002.

Guarantees of Parent Company Debt
Vectren's three operating utility companies, VEDO, Indiana Gas, and SIGECO are guarantors of VUHI's $346 million in short-term credit facilities, of which $142.5 million is outstanding at September 30, 2003, and VUHI's $550.0 million unsecured senior notes outstanding at September 30, 2003. The guarantees are full and unconditional and joint and several, and VUHI has no subsidiaries other than the subsidiary guarantors.

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

Purchases from ProLiance for resale and for injections into storage for the three months ended September 30, 2003 and 2002, totaled $10.6 million and zero, respectively, and for the nine months ended September 30, 2003 and 2002, totaled $49.2 million and zero, respectively. Amounts owed to ProLiance at September 30, 2003 and December 31, 2002, for those purchases were $4.0 million and $10.0 million, respectively, and are included in accounts payable to affiliated companies. Amounts charged by ProLiance for gas supply services are established by supply agreements with each utility.

6.   Financing Transactions

During 2003, the Company called two first mortgage bonds. The first bond had a principal amount of $45.0 million, an interest rate of 7.60%, was originally due in 2023, and was redeemed at 103.745% of its stated principal amount. The second bond had a principal amount of $20.0 million, an interest rate of 7.625%, was originally due in 2025, and was redeemed at 103.763% of the stated principal amount. Pursuant to regulatory authority, the premiums paid to retire the net carrying value of these bonds totaling $2.4 million were deferred as a regulatory asset. The proceeds to fund the early redemption were received from VUHI in the form of new long-term debt totaling $61.9 million and $25 million in additional equity. To generate the initial proceeds to fund these transactions, in August 2003, VUHI completed a public offering of long-term debt netting proceeds of approximately $203 million, and Vectren completed a public offering of common stock netting proceeds of approximately $163 million. Additionally, in January, 2003, SIGECO retired other debt totaling $1.0 million.

The $61.9 million of new long-term debt due to VUHI has terms identical to the terms of notes issued by VUHI in August 2003 through the public offering. Those notes have an interest rate of 5.75% priced at 99.177% to yield 5.80% to maturity and are due August 2018. They have no sinking fund requirements, and interest payments are due semi-annually. The notes may be called by VUHI, in whole or in part, at any time for an amount equal to accrued and unpaid interest, plus the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined in VUHI's indenture, plus 25 basis points.

7.   Commitments & Contingencies

Legal Proceedings
The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 regarding environmental matters.

United States Securities and Exchange Commission (SEC) Informal Inquiry
As more fully described in Note 3 to these condensed financial statements and in
Note 3 to the 2002 financial statements filed on Form 10-K/A, the Company restated its financial statements for 2000, 2001, and 2002 quarterly results. The Company is cooperating with the SEC in an informal inquiry with respect to this previously announced restatement, has met with the staff of the SEC, and has provided information in response to their requests.

8.   Environmental Matters

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

The IURC has issued orders that approve:
o the Company's project to achieve environmental compliance by investing in clean coal technology;
o a total capital cost investment for this project up to $244 million (excluding AFUDC), subject to periodic review of the actual costs incurred;
o a mechanism whereby, prior to an electric base rate case, the Company may recover through a rider that is updated every six months an 8 percent return on its capital costs for the project; and
o ongoing recovery of operating costs, including depreciation and purchased emission allowances through a rider mechanism, related to the clean coal technology once the facility is in service.

Based on the level of system-wide emissions reductions required and the control technology utilized to achieve the reductions, the current estimated clean coal technology construction cost is consistent with amounts approved in the IURC's orders and is expected to be expended during the 2001-2006 period. Through September 30, 2003, $117.1 million has been expended. After the equipment is installed and operational, related annual operating expenses, including depreciation expense, are estimated to be between $24 million and $27 million. A portion of those expenses began in October 2003 when the Culley SCR became operational. The 8 percent return on capital investment approximates the return authorized in the Company's last electric rate case in 1995 and includes a return on equity.

The Company expects to achieve timely compliance as a result of the project. Construction of the first SCR at Culley was placed into service in October 2003, and construction of the Warrick 4 and Brown SCR's is proceeding on schedule. Installation of SCR technology as planned is expected to reduce the Company's overall NOx emissions to levels compliant with Indiana's NOx emissions budget allotted by the USEPA. Therefore, the Company has recorded no accrual for potential penalties that may result from noncompliance.

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

On June 6, 2003, SIGECO, the Department of Justice (DOJ), and the USEPA announced a agreement that would resolve the lawsuit. The agreement was embodied in a consent decree filed in U.S. District Court for the Southern District of Indiana. The mandatory public comment period has expired, and no comments were received. The Court entered the consent decree on August 13, 2003.

Under the terms of the agreement, the DOJ and USEPA have agreed to drop all challenges of past maintenance and repair activities at the Culley coal-fired units. In reaching the agreement, SIGECO did not admit to any allegations alleged in the government's complaint, and SIGECO continues to believe that it acted in accordance with applicable regulations and conducted only routine maintenance on the units. SIGECO has entered into this agreement to further its continued commitment to improve air quality and avoid the cost and uncertainties of litigation.

Under the agreement, SIGECO has committed to:
o either repower Culley Unit 1 (50 MW) with natural gas, which would significantly reduce air emissions from this unit, and equip it with SCR control technology for further reduction of nitrogen oxides, or cease operation of the unit by December 2006;
o operate the existing SCR control technology recently installed on Culley Unit 3 (287 MW) year round at a lower emission rate than that currently required under the NOx SIP Call, resulting in further nitrogen oxide reductions;
o enhance the efficiency of the existing scrubber at Culley Units 2 and 3 for additional removal of sulphur dioxide emissions;
o install a baghouse for further particulate matter reductions at Culley Unit 3 by June 2007;
o conduct a Sulphuric Acid Reduction Demonstration Project as an environmental mitigation project designed to demonstrate an advance in pollution control technology for the reduction of sulfate emissions; and
o    pay a $600,000 civil penalty.

The Company anticipates that the settlement would result in total capital expenditures through 2007 in a range between $16 million and $28 million. Other than the $600,000 civil penalty, which was accrued in the second quarter of 2003, the implementation of the settlement, including these capital expenditures and related operating expenses, are expected to be recovered through rates.

Information Request
On January 23, 2001, SIGECO received an information request from the USEPA under
Section 114 of the Act for historical operational information on the Warrick and A.B. Brown generating stations. SIGECO has provided all information requested, and no further action has occurred.

Manufactured Gas Plants

In October 2002, the Company received a formal information request letter from the IDEM regarding five manufactured gas plants owned and/or operated by SIGECO and not currently enrolled in the IDEM's Voluntary Remediation Program (VRP). In response SIGECO submitted to the IDEM the results of preliminary site investigations conducted in the mid-1990's. These site investigations confirmed that based upon the conditions known at the time, the sites posed no risk to human health or the environment. Follow up reviews have been initiated by the Company to confirm that the sites continue to pose no such risk.

On October 6, 2003, SIGECO filed applications to enter four of the manufactured gas plant sites in IDEM's VRP. The remaining site is currently being addressed in the VRP by another Indiana utility. SIGECO is adding its four sites into the renewal of the global Voluntary Remediation Agreement that Indiana Gas has in place with IDEM for its manufactured gas plant sites. At this time the Company is unable to predict any outcome that may result from these SIGECO manufactured gas plant sites.

9.   Impact of Recently Issued Accounting Guidance

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

In accordance with regulatory treatment, the Company collects an estimated net cost of removal of its utility plant in rates through normal depreciation. As of September 30, 2003, and December 31, 2002, such removal costs approximated $130 million and $125 million, respectively, of accumulated depreciation as presented in the condensed consolidated balance sheets based upon the Company's latest depreciation studies.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's financial statements

SFAS 150
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. SFAS 150's adoption did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45
In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46
In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

EITF 03-11
The EITF has recently released guidance on when gross or net presentation on the income statement for derivative instruments not held for trading purposes is appropriate. The guidance is effective for the Company's fourth quarter, and the Company is currently determining the impacts, if any, that will result from implementing that guidance.

10.  Segment Reporting

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

Following is information regarding the Company's segments' operating data.

                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                 ----------------------    --------------------
In thousands                       2003         2002         2003       2002
------------------------------   ---------    ---------    ---------  ---------
Operating Revenues
    Electric Utility Services    $ 133,987    $ 189,550    $ 343,606  $475,274
    Gas Utility Services            11,458        7,468       78,225    54,699
-------------------------------------------------------------------------------
      Total operating revenues   $ 145,445    $ 197,018    $ 421,831  $529,973
===============================================================================

 Pre-tax Operating Income
    Electric Utility Services     $ 32,316     $ 39,847     $ 71,551  $ 74,624
    Gas Utility Services              (460)        (527)       3,369     5,376
-------------------------------------------------------------------------------
      Total pre-tax operating
         income                   $ 31,856     $ 39,320     $ 74,920  $ 80,000
===============================================================================

Following is information regarding the Company's segments' total assets.

                              September 30,   December 31,
In thousands                       2003         2002
----------------------------------------------------------
Identifiable Assets
  Electric Utility Services    $  896,526     $  856,516
  Gas Utility Services            139,215        169,142
----------------------------------------------------------
    Total identifiable assets  $1,035,741     $1,025,658
==========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Pursuant to General Instructions H(2)(a) of Form 10-Q, the following analysis of the results of operations is presented in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto. Subsequent to the issuance of the Company's 2002 quarterly financial statements, the Company's management determined that previously issued financial statements should be restated. The restatement had the effect of decreasing net income for the three and nine months ended September 30, 2002, by $0.6 million after tax and $3.3 million after tax, respectively. Note 3 to the condensed financial statements includes a summary of the effects of the restatement. The Company's results of operations give effect to the restatement.

Net Income Applicable to Common Shareholder

For the three months ended September 30, 2003, net income applicable to common shareholder was $16.2 million compared to $22.2 million, for the same period last year. The primary contributors to the $6.0 million decline were milder cooling weather, a slowly recovering economy, and lower non-firm wholesale power margins.

For the nine months ended September 30, 2003, net income applicable to common shareholder was $35.6 million compared to $43.1 million for the same period in 2002. The $7.5 million decrease was primarily driven by weather, a slowly recovering economy, and increased operating expenses, partially offset by increased wholesale power margins. It is estimated that the mild weather has unfavorably impacted earnings by $3.5 million after tax.

Margin

Electric Utility Margin

Electric utility margin by customer type and non-firm wholesale margin separated between realized margin and mark-to-market gains and losses follows:

----------------------------------------------------------------------------
                                    Three Months            Nine Months
                                 Ended September 30,      Ended September 30,
                                 ------------------       ------------------
In millions                       2003         2002         2003       2002
-----------------------------    ------------------       ------------------
Retail & firm wholesale          $ 63.7      $ 70.0        $160.5     $169.2
Non-firm wholesale                  2.8         3.8          15.0        6.9
----------------------------------------------------------------------------
    Total electric margin        $ 66.5      $ 73.8        $175.5     $176.1
============================================================================
Non-firm wholesale margin:
Realized margin                  $  3.3       $ 4.0        $ 14.6     $ 10.0
Mark-to-market gains (losses)      (0.5)       (0.2)          0.4       (3.1)


Electric margins were $66.5 million, a decrease of $7.3 million compared to the third quarter of 2002. The decrease in electric margin was due primarily to the effect of milder cooling weather which was 7% cooler than normal and 26% cooler than last year. The estimated quarter over quarter decrease as a result of the milder weather was approximately $3.6 million. Impacts of the slowly recovering economy on industrial sales and slightly lower non-firm wholesale power margins further decreased non-weather related electric margin compared to the prior year. As a result primarily of mild weather, volumes sold to retail and firm wholesale customers decreased 8% from 1.87 GWh in 2002 to 1.72 GWh in 2003.

Electric margins were $175.5 million, a decrease of $0.6 million over the nine months ended September 30, 2002. The decrease was primarily due to lower retail sales due to milder cooling weather and the current quarter decrease in industrial sales. As a result primarily of the mild weather which was 18% cooler than normal and 33% cooler than last year, volumes sold to retail and firm wholesale customers decreased 5% from 4.76 GWh in 2002 to 4.53 GWh in 2003 with an estimated margin decrease of $6.5 million. The decrease was partially offset by increased non-firm wholesale power margins resulting from price volatility.

Periodically, generation capacity is in excess of that needed to serve retail and firm wholesale customers. The Company markets this unutilized capacity to optimize the return on its owned generation assets. The contracts entered into are primarily short-term purchase and sale transactions that expose the Company to limited market risk. For the three months ended September 30, 2003, volumes sold into the wholesale market were 1.01 GWh compared to 2.66 GWh in 2002 while volumes purchased were 1.01 GWh in 2003 compared to 2.65 GWh in 2002. For the nine months ended September 30, 2003, volumes sold into the wholesale market were 3.04 GWh compared to 8.30 GWh in 2002 while volumes purchased were 3.49 GWh in 2003 compared to 8.14 GWh in 2002. A portion of volumes purchased in the wholesale market is used to serve retail and firm wholesale customers, and in 2003, greater amounts of purchased power have been required for native load due to scheduled outages, which has reduced capacity available for optimization. Additionally, both sold and purchased power were lower in 2003 due to a shorter term focus in hedging and optimization strategies combined with a more selective approach to counter-party relationships. While volumes both sold and purchased in the wholesale market have decreased during 2003, which has resulted in decreased electric revenues and purchased power, margins year-to-date have increased primarily from price volatility. In the third quarter, margins decreased because less capacity was available for optimization due to outages for NOx control equipment installation and the wholesale power market was less volatile.

Gas Utility Margin

Gas margins for the third quarter, a non-heating, base load usage quarter, were $4.9 million, a decrease of 1% compared to the prior year period. While margin was generally flat, overall usage decreased 11% primarily due to slowly recovering economic conditions and high gas costs.

Gas utility margins were $20.9 million, a decrease of $2.3 million over the first nine months of 2002. The decrease is primarily due to estimates for unbilled revenue, the pricing of unaccounted for gas, and reduced consumption per degree day per customer, all of which decreased margin by approximately $3.0 million. Management estimates that weather 17% colder than the prior year and 9% colder than normal increased margin by approximately $0.7 million period over period. The colder weather is the primary reason for the 3% increase in throughput.

Operating Expenses

Other Operating

For the nine months ended September 30, 2003, other operating expenses increased $1.5 million, compared to the prior year. The increased expenses were principally due to the timing of electric plant maintenance expenditures and other routine expenditures.

Depreciation & Amortization

For the three and nine months ended September 30, 2003, depreciation and amortization increased $0.5 million and $1.7 million, respectively, due to a full nine months depreciation on utility plant additions including a new gas-fired peaker unit and other upgrades to existing transmission and distribution facilities.

Income Tax

For the three and nine months ended September 30, 2003, federal and state income taxes decreased $1.8 million and $1.1 million, respectively, when compared to 2002. The changes are primarily due to decreases in pre-tax income. Year to date, the effective tax rate increased from 35.8% in 2002 to 39.1% in 2003 principally due to an increase in the Indiana state income tax rate from 4.5 % to 8.5% that was effective January 1, 2003.

Taxes Other Than Income Taxes

For the three and nine months ended September 30, 2003, taxes other than income taxes decreased $0.7 million and $1.1 million, respectively, when compared to 2002. The decreases are primarily attributable to lower property taxes.

Other Income - Net

For the three and nine months ended September 30, 2003, other income -net increased $0.4 million and decreased $1.9 million, respectively, compared to the prior year. The current quarter increase in other income -net was principally the result of fluctuations in investments used to fund deferred compensation plans. The year-to-date decrease is primarily the result of the current year penalty associated with the Culley settlement of $0.6 million and sales of emission allowances in the second quarter of 2002 totaling $0.6 million. In addition, both the quarter and year to date 2003 periods have experienced less AFUDC.

Interest Expense

For the three and nine months ended September 30, 2003, interest expense increased $0.7 million and $1.6 million, respectively, when compared to the same periods last year. The increase results from increased debt outstanding which is due primarily to increased working capital requirements resulting from the higher gas prices and NOx expenditures. Results also include permanent financing transactions executed during the year whereby short term borrowings due to VUHI and $65.0 million of higher coupon third party debt were replaced with $25 million in equity and $61.9 million in long term debt payable to VUHI.

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

SFAS 149

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to reflect decisions that were made (1) as part of the process undertaken by the Derivatives Implementation Group (DIG), which necessitated amending SFAS 133; (2) in connection with other projects dealing with financial instruments; and (3) regarding implementation issues related to the application of the definition of a derivative. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption did not have a material effect on the Company's financial statements

SFAS 150

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: mandatorily redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of shares. SFAS 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS 150 applies to the Company's third quarter of 2003. SFAS 150's adoption did not affect the Company's results of operations or financial condition.

FASB Interpretation (FIN) 45

In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding and that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since that date, the adoption has not had a material effect on the Company's results of operations or financial condition.

FIN 46

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE) and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. FIN 46 currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted on December 31, 2003. Although management is still evaluating the impact of FIN 46 on its financial position and results of operations, the adoption is not expected to have a material effect.

EITF 03-11

The EITF has recently released guidance on when gross or net presentation on the income statement for derivative instruments not held for trading purposes is appropriate. The guidance is effective for the Company's fourth quarter, and the Company is currently determining the impacts, if any, that will result from implementing that guidance.


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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness and the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective at providing reasonable assurance that material information relating to the Company required to be disclosed by the Company in its filings under the Securities Exchange Act of 1934 (Exchange Act) is brought to their attention on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2003, there have been no significant changes to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of business. In the opinion of management, there are no legal proceedings pending against the Company that are likely to have a material adverse effect on its financial position or results of operations. See Note 8 of its unaudited condensed financial statements included in Part 1 Item 1 Financial Statements regarding the Clean Air Act and related legal proceedings.

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

31.2 Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002-Chief Financial Officer

32    Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Other Exhibits
None

(b)  Reports On Form 8-K During The Last Calendar Quarter

On July 11, 2003, Vectren Corporation filed a Current Report on Form 8-K with respect to adjust 2003 earnings guidance and to address recent announcements related to the production of synthetic fuel. Portions of this information were furnished to the SEC
         Item 5.  Other Events and Regulation FD Disclosure
         Item 7.  Exhibits
                   99.1 - Press Release - Vectren Corporation adjusts 2003
                          earnings guidance and addresses recent announcements related to the production of synthetic fuel
                   99.2 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

On July 23, 2003, Vectren Corporation furnished information to the SEC on a Current Report on Form 8-K with respect to the release of financial information to the investment community regarding the Company's results of operations, for the three, six, and twelve month periods ended June 30, 2003. The financial information was released to the public through this filing.
         Item 7.  Exhibits
                   99.1 - Press Release - Vectren Corporation Reports 2nd
                          Quarter 2003 Results
                   99.2 - Press Release - Vectren Corporation Declares Regular
                          Quarterly Dividend
                   99.3 - Cautionary Statement for Purposes of the "Safe Harbor"
                          Provisions of the Private Securities Litigation Reform Act of 1995
         Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SOUTHERN INDIANA GAS AND
                               ELECTRIC COMPANY
                               ------------------------------------------------
                                                 Registrant




        November 12, 2003                       /s/ Jerome A. Benkert, Jr.
                                                ----------------------------
                                                Jerome A. Benkert, Jr.
                                                Executive Vice President &
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                                /s/ M. Susan Hardwick
                                                -----------------------------
                                                M. Susan Hardwick
                                                Vice President & Controller
                                                (Principal Accounting Officer)